Form 10-Q
period 2022-03-31
Lakeshore Acquisition II Corp.
filed 2022-05-13
CIK 1867287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-41317

LAKESHORE ACQUISITION II CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, NY, 10065
(Address of Principal Executive Offices, including zip code)

(917) 327-9933
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	LBBB	The Nasdaq Global Market
Warrants	LBBBW	The Nasdaq Global Market
Rights	LBBBR	The Nasdaq Global Market
Units	LBBBU	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 13, 2022, there were 9,141,500 shares of the Company’s common stock, including shares of common stock underlying the units, warrants and rights, $0.0001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of March 31, 2022 and Audited Condensed Balance Sheet as of December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and the period from February 19, 2021 (Inception) to March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and the period from February 19, 2021 (Inception) to March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and the period from February 19, 2021 (Inception) to March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LAKESHORE ACQUISITION II CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	Unaudited

ASSETS
Current assets
Cash and cash equivalent	$456,153	$65,790
Deferred offering costs	—	223,822
Marketable securities held in trust account	70,040,016	—
Total Current Assets	70,496,169	289,612
Total Assets	$70,496,169	$289,612

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable — related party	$—	$300,000
Deferred underwriting fee payable	2,415,000	—
Accrued offering costs and other expenses	26,375	50,000
Total Current Liabilities	2,441,375	350,000
Total Liabilities	2,441,375	350,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary share subject to possible redemption: 6,900,000 shares (at redemption value of $10.15 per share)	70,035,000	—

Shareholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 2,241,500 and 1,725,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (1)	224	173
Additional paid-in capital	—	24,827
Accumulated deficit	(1,980,430)	(85,388)
Total Shareholders’ Deficit	(1,980,206)	(60,388)
Total Liabilities and Shareholders’ Deficit	$70,496,169	$289,612
(1)The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 225,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Statements of Operations.

		For The
		Period From
		February 19,
		2021
	For The	(Inception)
	Three Months Ended	To
	March 31,	March 31,
	2022	2021
Formation, general and administrative expenses	$52,398	$3,577
Loss from operations	(52,398)	(3,577)

Other income
Interest income on marketable securities held in trust account	5,016	—
Net Loss	$(47,382)	$(3,577)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	1,610,000	—
Non-redeemable ordinary shares-basic and diluted (1)	1,845,517	1,250,000

Basic and diluted net income or net loss per share
Redeemable ordinary shares-basic and diluted	$4.09	$ N/A
Non-redeemable ordinary shares-basic and diluted	$(3.59)	$—
(1)The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to March 31, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

			Additional		Total
	Ordinary	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 19, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the initial shareholder in February 2021	1,437,500	144	24,856	—	25,000
Share dividend of 0.2 shares for each outstanding share in December 2021	287,500	29	(29)	—	—
Net loss	—	—	—	(3,577)	(3,577)
Balances, March 31, 2021 (1)	1,725,000	$173	$24,827	$(3,577)	$21,423

			Additional		Total
	Ordinary	Shares	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,725,000	$173	$24,827	$(85,388)	$(60,388)
Issuance of public units	6,900,000	690	68,999,310	—	69,000,000
Issuance of private units	351,500	35	3,514,965	—	3,515,000
Issuance of representative shares	165,000	16	1,262,234	—	1,262,250
Deduction of offering costs	—	—	(5,614,686)	—	(5,614,686)
Deduction for value of ordinary shares subject to redemption	(6,900,000)	(690)	(62,789,310)	—	(62,790,000)
Allocation of offering costs to ordinary shares subject to redemption	—	—	5,109,364	—	5,109,364
Deduction for increases of carrying value of redeemable shares	—	—	(10,506,704)	(1,847,660)	(12,354,364)
Net loss	—	—	—	(47,382)	(47,382)
Balances, March 31, 2022 (1)	2,241,500	$224	$—	$(1,980,430)	$(1,980,206)
(1)The number of ordinary shares outstanding at March 31, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture, and the result of share dividend has been presented retroactively for the period from February 19,2021 (Inception) to March 31, 2021. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Statements of Cash Flows

		For the
		Period From
		February 19,
		2021
	For the	(Inception)
	Three Months Ended	To
	March 31,	March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(47,382)	$(3,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(5,016)	—
Change in operating assets and liabilities:
Change in accrued expense and other current liabilities	15,375	3,577
Net cash used in operating activities	(37,023)	—

Cash flow from investing activities
Cash deposited in trust account	(70,035,000)	—
Net cash used in investing activities	(70,035,000)	—

Cash flow from financing activities
Proceeds from note payable to a related party	200,000	—
Proceeds from issuance of public units	69,000,000
Proceeds from issuance of private units (1)	3,015,000	—
Payment of underwriting fee	(1,380,000)	—
Payment of other offering costs	(372,614)	—
Net cash provided by financing activities	70,462,386	—

Net change in cash	390,363	—
Cash at beginning of period	65,790	—
Cash at end of period	$456,153	$—

Non-cash investing and financial activities:
Note payable to a related party converted to subscription of private units	500,000
Deferred underwriting commission charged to additional paid in capital	2,415,000	—
Issuance of representative shares charged to additional paid in capital	1,262,250	—
Initial value of public shares subject to possible redemption	62,790,000	—
Reclassification of offering cost related to public shares	(5,109,364)	—
Subsequent measurement of public shares subject to possible redemption	12,354,364	—
(1)On March 11, 2022, a total of $500,000 under promissory note payable to a related party was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION II CORP.

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization and Business Operations

Organization and General

Lakeshore Acquisition II Corp. (the “Company”) was incorporated in the Cayman Islands on February 19, 2021 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region except that according to the Company’s amended and restated memorandum and articles of association, the Company will not effectuate its initial Business Combination with a company that is headquartered in the People’s Republic of China (“China”), the Hong Kong Special Administrative Region of China (“Hong Kong”) or the Macau Special Administrative Region of China (“Macau”) or conducts a majority of its operations in China, Hong Kong or Macau.

As of March 31, 2022, the Company had not yet commenced any operations and had not generated revenue. All activity for the period from February 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company has selected December 31 as its fiscal year-end.

The Company’s sponsor is RedOne Investment Limited, a BVI limited liability company (the “sponsor”).

Financing

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on March 8, 2022 (the “Effective Date”). On March 11, 2022, the Company consummated an IPO of 6,900,000 units, which includes the full exercise of the over-allotment option by the underwriter in the IPO, at $10.00 per unit (the “Public Units”), generating total gross proceeds of $69,000,000.

Simultaneously with the IPO, the Company sold to its sponsor 351,500 units at $10.00 per unit (the “Private Units”) in a private placement (as described in Note 4), generating total gross proceeds of $ 3,515,000.

Offering costs amounted to $5,614,686 consisting of $1,380,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions, and $1,819,686 of other offering costs (which includes $1,262,250 of representative shares, as described in Note 8). Except for the $25,000 of subscription of founder shares, the Company received net proceeds of $68,162,564 from the IPO and the private placement.

Trust Account

Upon the closing of the IPO and the private placement, $70,035,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

The funds held in the trust account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 12 months (or 15 months as applicable) from the consummation of the IPO.

Placing funds in the trust account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

In addition, interest income earned on the funds in the Trust account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust account.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting commissions payable and any taxes payable on the income earned on the Trust account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test.

The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure a business combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company will be required to approve the business combination.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in this offering without the Company’s prior written consent.

In connection with any shareholder vote required to approve any business combination, the initial shareholders will agree (i) to vote any of their respective shares in favor of the initial business combination and (ii) not to convert such respective shares into a pro rata portion of the trust account or seek to sell their shares in connection with any tender offer the Company engages in.

Liquidation

Pursuant to the amended and restated memorandum and articles of association, if the Company is unable to complete its initial business combination within 12 months (or 15 months, as applicable) from the effective date of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $456,153 in cash held outside its Trust Account available for the Company’s working capital purposes.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the sponsor of $25,000 (see Note 8) for the founder shares and the loan under several unsecured promissory notes from the sponsor of $500,000 in total (see

Note 5). On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes at March 31, 2022.

Upon the consummation of the IPO and the full exercise of over-allotment and associated private placements (see Note 3 and Note 4) on March 11, 2022, $70,035,000 of cash was placed in the Trust Account.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 17, 2022 and March 10, 2022, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

As of March 31, 2022 and December 31, 2021, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.15 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 11, 2022, offering costs totaled $5,614,686. The amount was consisted of $1,380,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions, and $1,819,686 of other offering costs (which includes $1,262,250 of representative shares, as described in Note 8. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $5,109,364 was allocated to public shares and was charged to temporary equity, and a sum of $505,322 was allocated to public warrants and public rights, and was charged to shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution that at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

		For The Period From
		February 19, 2021
	For The Three Months	(Inception) To March 31,
	Ended March 31, 2022	2021
Net loss	$(47,382)	$(3,577)
Accretion of temporary equity to redemption value	(12,359,380)	—
Net loss including accretion of temporary equity to redemption value	$(12,406,762)	$(3,577)

	For The Three Months Ended March 31,		For The Period From February 19, 2021 (Inception) To March 31,
	2022		2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(5,780,583)	$(6,626,179)	$—	$—
Accretion of temporary equity to redemption value	12,359,380	—	—	—
Allocation of net income/(loss)	$6,578,797	$(6,626,179)	$—	$(3,577)

Denominators:
Weighted-average shares outstanding	1,610,000	1,845,517	—	1,250,000
Basic and diluted net income/(loss) per share	$4.09	$(3.59)	$—	$—

The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to March 31, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable shares that are subject to forfeiture if the underwriter does not exercise over-allotment option.

In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture.

In connection with the closing of the IPO and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

Warrants

The Company evaluates the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both public and private warrants are classified in shareholders’ equity.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 19, 2021, the evaluation was performed for the period ended December 31, 2021 and the upcoming 2022 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was nil and it had no deferred tax assets for the period presented. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on March 11, 2022, the Company sold 6,900,000 Public Units, which includes the full exercise of the underwriter’s over-allotment option, at a price of $10.00 per Public Unit. Each unit consists of one ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to certain adjustment. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each right entitles the holder to receive one-tenth of one ordinary share upon consummation of the Company’s initial business combination (See Note 8).

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of March 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of March 31, 2022
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public warrants and public rights	(6,210,000)
Offering costs of public shares	(5,109,364)
Plus:
Accretion of carrying value to redemption value	12,354,364
Ordinary share subject to possible redemption	$70,035,000

Note 4 — Private Placement

Simultaneously with the closing of the IPO, RedOne Investment Limited, the Company’s sponsor, purchased an aggregate of 351,500 Private Units in a private placement at $10.00 per Private Unit. The Private Units are identical to the units sold in the IPO, as each private unit consists of one share of ordinary shares in the Company, and one right to receive one tenth (1/10) of a share of ordinary shares automatically upon the consummation of an initial business combination, and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share.

The holders of the private units have agreed (A) to vote the shares underlying their private units in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination unless the Company provides public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the private units into the right to receive cash from the trust account in connection with a shareholder vote to approve an initial business combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to shareholders’ rights or pre-business combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the private units shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Subject to certain limited exceptions, the purchasers have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to transferees that agree to the same terms and restrictions) until 30 days after the completion of an initial business combination.

Note 5 — Related Party Transactions

Founder Shares

On February 19, 2021, 1,437,500 shares of the Company’s ordinary shares were issued to the sponsor at a price of approximately $0.017 per share for an aggregate amount of $25,000. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 1,725,000 (up to 225,000 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding ordinary shares upon the consummation of this offering, resulting in an effective purchase price per founder share after the share dividend of approximately $0.014. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering (not including the shares issued to the underwriter at closing or the shares underlying the private placement units). Since the over-allotment option has been fully exercised, the 225,000 founder shares were no longer subject to forfeiture on March 11, 2022.

Administrative Service Fee

The Company has agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. As of March 31, 2022, the Company had paid an aggregate of $108,000 to the sponsor.

Related Party Loans

On May 11, 2021, the Company issued a $300,000 principal amount unsecured promissory note to the Company’s sponsor, On January 31, 2022, the Company issued a $100,000 principal amount unsecured promissory note to the Company’s sponsor, On March 7, 2022, the Company issued a $100,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amounts as of issuance dates. The notes are non-interest bearing, and due after the date on which this offering is consummated or the Company determines to abandon this offering. On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes.

As mentioned in Note 1, in order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available. As of March 31, 2022, there was nil working capital loan outstanding.

Note 6 — Fair Value Measurements

The Company follows the guidance in FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$70,040,016

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at March 31, 2022 and December  31, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No such transfers took place for the period presented.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Underwriting Agreement

A deferred underwriting commission of $0.35 per Public Unit sold, totaling $2,415,000 will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, without accrued interest. In the event that the Company does not close a Business Combination, the representative underwriter forfeits its right to receive the commission.

Registration Rights

The initial shareholders will be entitled to registration rights with respect to their initial shares, as well as the holders of the Private Units and holders of any securities issued to the Company’s initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to the Company, will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that the Company register these securities at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination.

Note 8 — Shareholder’s Equity

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share.

On February 19, 2021, 1,437,500 shares of the Company’s ordinary shares were issued to the sponsor at a price of approximately $0.017 per share for an aggregate of $25,000. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 1,725,000 (up to 225,000 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of our ordinary shares upon the consummation of this offering, resulting in an effective purchase price per founder share after the share dividend of approximately $0.014. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering (not including the shares issued to the underwriter at closing or the shares underlying the private placement units). Since the over-allotment option has been fully exercised, the 225,000 founder shares were no longer subject to forfeiture on March 11, 2022.

On March 11, 2022, the Company sold 6,900,000 units, which includes the full exercise of the over-allotment option by the underwriter of in the IPO at a price of $10.00 per Public Unit in the IPO; and the Company sold to its sponsor an aggregate of 351,500 Private Units at $10.00 per Private Unit. Each Public Unit and Private Unit consists of one ordinary share, one-half of one redeemable warrant and one right.

The Company issued to the underwriter 165,000 shares of ordinary shares (the “Representative Shares”) upon the closing of the IPO on March 11, 2022. The Company estimates the fair value of Representative Shares to be $1,262,250 in total, or $7.65 per Representative Share. The Company accounted for the Representative Shares as an expense of the IPO, resulting in a charge directly to stockholder’s equity. The underwriter has agreed not to transfer, assign, sell, pledge, or hypothecate any such Representative Shares, or subject such Representative Shares to hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person until the completion of our initial business combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 12 months (or 15 months, as applicable) from the closing of this offering.

As of March 31, 2022, there were 2,241,500 shares of ordinary shares issued and outstanding excluding 6,900,000 shares subject to possible redemption.

Warrants

Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described below, commencing 30 days after the completion of its initial business combination, and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade.

The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise. If an initial business combination is not consummated, the warrants will expire and will be worthless.

In addition, if (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at a newly issued price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founders’ shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination, even if the holder of a public right converted all ordinary shares held by him, her or it in connection with the initial business combination or an amendment to our certificate of incorporation with respect to the Company’s pre-business combination activities. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one- tenth (1/10) of a share underlying each right upon consummation of the business combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of an initial business combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. As a result, holders of rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a business combination. If the Company are unable to complete an initial business combination within the required time period and liquidate the funds held in the trust account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Additionally, in no event will the Company be required to net cash settle the rights.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 13, 2022, the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis.

References to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition II Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (the “SEC”) filings.

Overview

We were formed on February 19, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from February 19, 2021 (inception) through March 31, 2022 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On March 11, 2022, we consummated the IPO of 6,900,000 Public Units, which includes the full exercise of the over-allotment option by the underwriter in the IPO, at a price of $10.00 per Public Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 351,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the sponsor, generating gross proceeds of $3,515,000.

Upon the consummation of the IPO and the underwriters’ partial exercise of the over-allotment option, and associated private placements, $70,035,000 of cash was placed in the Trust Account. This amount equals 6,900,000 ordinary shares subject to possible redemption multiplied by redemption value of $10.15 per share.

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2022, we had $456,153 in cash held outside its Trust Account available for working capital purposes.

We cannot assure you that our plans to complete our Initial Business Combination will be successful. If we are unable to complete our initial business combination within 12 months (or 15 months as applicable) from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

Our entire activity from February 19, 2021 (inception) up to the consummation of the IPO was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $47,382. We incurred $52,398 of general and administrative expenses and earned $5,016 of interest income from investments in our Trust Account.

For the period from February 19, 2021 (inception) to March 31, 2021, we had a net loss of $3,577, which consisted of $3,577 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had $456,153 in cash held outside its Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $500,000. The promissory note from the sponsor was converted into part of the subscription of $3,515,000 private placement on March 11, 2022.

Upon the consummation of the IPO and underwriter’s full exercise of over-allotment option on March 11, 2022, and associated private placements, $70,035,000 of cash was placed in the Trust Account. As of March 31, 2022, an aggregate of $70,040,016 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury Bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 11, 2022, offering costs totaled $5,614,686. The amount was consisted of $1,380,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions, and $1,819,686 of other offering costs (which includes $1,262,250 of representative shares, as described in Note 8). The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $5,109,364 was allocated to public shares and was charged to temporary equity, and a sum of $505,322 was allocated to public warrants and public rights, and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.15 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

As of March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

Warrants

The Company evaluates the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both public and private warrants are classified in shareholders’ equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Underwriting Agreement

A deferred underwriting commission of $0.35 per Public Unit sold, totaling $2,415,000 will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, without accrued interest. In the event that the Company does not close a Business Combination, the representative underwriter forfeits its right to receive the commission.

Registration Rights

The initial shareholders will be entitled to registration rights with respect to their initial shares, as well as the holders of the Private Units and holders of any securities issued to the Company’s initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to the Company, will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that the Company register these securities at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 and from February 19, 2021(inception) through March 31, 2021, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 10, 2022.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 11, 2022, Lakeshore Acquisition II Corp. (the “Company”) consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”), which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), one-half of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share, and one right that entitles the holder thereof to receive one-tenth (1/10) of one Ordinary Share upon consummation of the Company’s initial business combination (“Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000.The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 262381). The SEC declared the registration statement effective on March 8, 2022.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which RedOne Investment Limited (the “Sponsor”), which purchased 351,500 private units (the “Private Placement Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,515,000.

A total of $70,035,000 of the proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based trust account at Morgan Stanley Wealth Management, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $1,380,000 underwriting discounts and commissions and $715,000 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakeshore Acquisition II Corp.

Date: May 13, 2022	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)