Form 10-Q
period 2022-06-30
Lakeshore Acquisition II Corp.
filed 2022-08-01
CIK 1867287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 9,141,500 shares of the Company’s common stock, including shares of common stock underlying the units, warrants and rights, $0.0001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2022 and Condensed Balance Sheet as of December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022, the six months ended June 30, 2022, the three months ended June 30, 2021 and the period from February 19, 2021 (Inception) to June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2022 , the six months ended June 30, 2022, the three months ended June 30, 2021 and the period from February 19, 2021 (Inception) to June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from February 19, 2021 (Inception) to June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LAKESHORE ACQUISITION II CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	Unaudited

ASSETS
Current assets
Cash and cash equivalent	$263,760	$65,790
Deferred offering costs	—	223,822
Prepaid expenses	40,000	—
Marketable securities held in trust account	70,134,603	—
Total Current Assets	70,438,363	289,612
Total Assets	$70,438,363	$289,612

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable — related party	$—	$300,000
Deferred underwriting fee payable	2,415,000	—
Accrued offering costs and other expenses	25,000	50,000
Total Current Liabilities	2,440,000	350,000
Total Liabilities	2,440,000	350,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary share subject to possible redemption: 6,900,000 shares (at redemption value of $10.16 per share)	70,134,603	—

Shareholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 2,241,500 and 1,725,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (1)	224	173
Additional paid-in capital	—	24,827
Accumulated deficit	(2,136,464)	(85,388)
Total Shareholders’ Deficit	(2,136,240)	(60,388)
Total Liabilities and Shareholders’ Deficit	$70,438,363	$289,612
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

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Statements of Operations

				For The
				Period From
				February 19
	For The	For The	For The	2021
	Three Months	Six Months	Three Months	(Inception)
	Ended	Ended	Ended	To
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Formation, general and administrative expenses	$151,018	$203,416	$17,997	$21,574
Loss from operations	(151,018)	(203,416)	(17,997)	(21,574)

Other income
Interest income on marketable securities held in trust account	94,587	99,603	—	—
Net Loss	$(56,431)	$(103,813)	$(17,997)	$(21,574)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	6,900,000	4,269,613	—	—
Non-redeemable ordinary shares-basic and diluted (1)	2,241,500	2,044,602	1,250,000	1,250,000

Basic and diluted net loss per share
Redeemable ordinary shares-basic and diluted	$—	$0.93	$ N/A	$ N/A
Non-redeemable ordinary shares-basic and diluted	$(0.02)	$(1.99)	$(0.01)	$(0.02)
(1)The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to June 30, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 19, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the initial shareholder in February 2021	1,437,500	144	24,856	—	25,000
Share dividend of 0.2 shares for each outstanding share in December 2021	287,500	29	(29)	—	—
Net loss	—	—	—	(3,577)	(3,577)
Balances, March 31, 2021 (1)	1,725,000	173	24,827	(3,577)	21,423
Net loss	—	—	—	(17,997)	(17,997)
Balances, June 30, 2022 (1)	1,725,000	$173	$24,827	$(21,574)	$3,426

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,725,000	$173	$24,827	$(85,388)	$(60,388)
Issuance of public units	6,900,000	690	68,999,310	—	69,000,000
Issuance of private units	351,500	35	3,514,965	—	3,515,000
Issuance of representative shares	165,000	16	1,262,234	—	1,262,250
Deduction of offering costs	—	—	(5,614,686)	—	(5,614,686)
Deduction for value of ordinary shares subject to redemption	(6,900,000)	(690)	(62,789,310)	—	(62,790,000)
Allocation of offering costs to ordinary shares subject to redemption	—	—	5,109,364	—	5,109,364
Deduction for increases of carrying value of redeemable shares	—	—	(10,506,704)	(1,847,660)	(12,354,364)
Net loss	—	—	—	(47,382)	(47,382)
Balances, March 31, 2022 (1)	2,241,500	224	—	(1,980,430)	(1,980,206)
Deduction for increases of carrying value of redeemable shares	—	—	—	(99,603)	(99,603)
Net loss	—	—	—	(56,431)	(56,431)
Balances, June 30, 2022 (1)	2,241,500	$224	$—	$(2,136,464)	$(2,136,240)
(1)The number of ordinary shares outstanding at March 31, 2021 and June 30, 2021 includes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture, and the result of share dividend has been presented retroactively for the period from February 19,2021 (Inception) to June 30, 2021. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Statements of Cash Flows

		For the
		Period From
		February 19,
		2021
	For the	(Inception)
	Six Months Ended	To
	June 30,	June 30,
	2022	2021
Cash flow from operating activities
Net loss	$(103,813)	$(21,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(99,603)	—
Change in operating assets and liabilities:
Change in prepaid expenses	(40,000)
Change in accrued expense and other current liabilities	25,000	18,000
Net cash used in operating activities	(218,416)	(3,574)

Cash flow from investing activities
Cash deposited in trust account	(70,035,000)	—
Net cash used in investing activities	(70,035,000)	—

Cash flow from financing activities
Proceeds from sale of ordinary shares	—	25,000
Proceeds from note payable to a related party	200,000	300,000
Proceeds from issuance of public units	69,000,000
Proceeds from issuance of private units (1)	3,015,000	—
Payment of underwriting fee	(1,380,000)	—
Payment of other offering costs	(383,614)	(110,000)
Net cash provided by financing activities	70,451,386	215,000

Net change in cash	197,970	211,426
Cash at beginning of period	65,790	—
Cash at end of period	$263,760	$211,426

Non-cash investing and financial activities:
Deferred offering costs accrued	$—	$50,000
Note payable to a related party converted to subscription of private units	500,000	—
Deferred underwriting commission charged to additional paid in capital	2,415,000	—
Issuance of representative shares charged to additional paid in capital	1,262,250	—
Initial value of public shares subject to possible redemption	62,790,000	—
Reclassification of offering cost related to public shares	(5,109,364)	—
Subsequent measurement of public shares subject to possible redemption	12,453,967	—
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

As of June 30, 2022, the Company had not yet commenced any operations and had not generated revenue. All activity for the period from February 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $263,760 in cash held outside its Trust Account available for the Company’s working capital purposes.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the sponsor of $25,000 (see Note 8) for the founder shares and the loan under several unsecured promissory notes from the sponsor of $500,000 in total (see Note 5). On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes at June 30, 2022.

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

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination within 12 months (or 15 months, as applicable) from the date of the IPO. In the event that the Company fails to consummate business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate business combination within 12 months (or 15 months, as applicable) from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 12 months (or 15 months, as applicable) from the date of the IPO.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

As of June 30, 2022 and December 31, 2021, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of June 30, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.16 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the six months ended June 30, 2022 and for the period from February 19, 2021 (inception) to June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

				For The
				Period From
				February 19,
	For The	For The	For The	2021
	Three Months	Six Months	Three Months	(Inception)
	Ended	Ended	Ended	To
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Net loss	$(56,431)	$(103,813)	$(17,997)	$(21,574)
Accretion of temporary equity to initial redemption value ($10.15 per share)	—	(12,354,364)	—	—
Interest earned from trust account	(94,587)	(99,603)	—	—
Net loss including accretion of temporary equity to redemption value	$(151,018)	$(12,557,780)	$(17,997)	$(21,574)

	For The Three Months		For The Six Months		For The Three Months		For The Period From February 19,
	Ended		Ended		Ended		2021
	June 30, 2022		June 30, 2022		June 30, 2021		(Inception) To June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	shares	shares	shares	shares	shares	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(113,988)	$(37,030)	$(8,491,458)	$(4,066,322)	$—	$(17,997)	$—	$(21,574)
Accretion of temporary equity to initial redemption value ($10.15 per share)	—	—	12,354,364	—	—	—	—	—
Interest earned from trust account	94,587	—	99,603	—	—	—	—	—
Allocation of net income/(loss)	$(19,401)	$(37,030)	$3,962,509	$(4,066,322)	$—	$(17,997)	$—	$(21,574)

Denominators:
Weighted-average shares outstanding	6,900,000	2,241,500	4,269,613	2,044,602	—	1,250,000	—	1,250,000
Basic and diluted net income/(loss) per share	$—	$(0.02)	$0.93	$(1.99)	$ N/A	$(0.01)	$ N/A	$(0.02)

The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to June 30, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable shares that are subject to forfeiture if the underwriter does not exercise over-allotment option.

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

As of June 30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public warrants and public rights	(6,210,000)
Offering costs of public shares	(5,109,364)
Plus:
Accretion of carrying value to redemption value	12,453,967
Ordinary share subject to possible redemption	$70,134,603

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. Since inception through June 30, 2022, the Company had paid an aggregate of $138,000 to the sponsor.

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

As mentioned in Note 1, in order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available. As of June 30, 2022, there was nil working capital loan outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$70,134,603

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at June 30, 2022 and December  31, 2021.

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

As of June 30, 2022, there were 2,241,500 shares of ordinary shares issued and outstanding excluding 6,900,000 shares subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 1, 2022, the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We presently have no revenue. All activities for the period from February 19, 2021 (inception) through June 30, 2022 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2022, we had $263,760 in cash held outside its Trust Account available for working capital purposes.

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

For the six months ended June 30, 2022, we had a net loss of $103,813. We incurred $203,416 of general and administrative expenses and earned $99,603 of interest income from investments in our Trust Account.

For the period from February 19, 2021 (inception) to June 30, 2021, we had a net loss of $21,574, which consisted of $21,574 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had $263,760 in cash held outside its Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $500,000. The promissory note from the sponsor was converted into part of the subscription of $3,515,000 private placement on March 11, 2022.

Upon the consummation of the IPO and underwriter’s full exercise of over-allotment option on March 11, 2022, and associated private placements, $70,035,000 of cash was placed in the Trust Account. As of June 30, 2022, an aggregate of $70,134,603 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury Bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

We performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that we will be able to consummate the initial business combination within 12 months (or 15 months, as applicable) from the date of the IPO. In the event that we fails to consummate business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about our ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of failing to consummate business combination within 12 months (or 15 months, as applicable) from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 12 months (or 15 months, as applicable) from the date of the IPO.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of June 30, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.16 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the six months ended June 30, 2022 and for the period from February 19, 2021 (inception) to June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A total of $70,035,000 of the proceeds from the IPO and the sale of the Private Placement Units were placed in a U.S.-based trust account at Morgan Stanley Wealth Management, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $1,380,000 underwriting discounts and commissions and $715,000 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions.

As of June 30, 2022, we had $263,760 in cash held outside its Trust Account available for the working capital purposes.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in our final prospectus related to the IPO.

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

Lakeshore Acquisition II Corp.

Date: August 1, 2022	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)