Form 10-Q
period 2022-09-30
Lakeshore Acquisition II Corp.
filed 2022-11-15
CIK 1867287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 15, 2022, there were 9,141,500 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2022 and Condensed Balance Sheet as of December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2022, the nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from February 19, 2021 (Inception) to September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2022, the nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from February 19, 2021 (Inception) to September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and the period from February 19, 2021 (Inception) to September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION II CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	Unaudited

ASSETS
Current Assets
Cash and cash equivalents	$116,420	$65,790
Deferred offering costs	—	223,822
Prepaid expenses	25,000	—
Marketable securities held in trust account	70,450,703	—
Total Current Assets	70,592,123	289,612
Total Assets	$70,592,123	$289,612

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Notes payable — related party	$—	$300,000
Deferred underwriting fee payable	2,415,000	—
Accrued offering costs and other expenses	104,500	50,000
Total Current Liabilities	2,519,500	350,000
Total Liabilities	2,519,500	350,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary shares subject to possible redemption: 6,900,000 shares (at redemption value of $10.21 per share)	70,450,703	—

Shareholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 2,241,500 and 1,725,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (1)	224	173
Additional paid-in capital	—	24,827
Accumulated deficit	(2,378,304)	(85,388)
Total Shareholders’ Deficit	(2,378,080)	(60,388)
Total Liabilities and Shareholders’ Deficit	$70,592,123	$289,612
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Operations

				For The
				Period From
				February 19
	For The	For The	For The	2021
	Three Months	Nine Months	Three Months	(Inception)
	Ended	Ended	Ended	To
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Formation, general and administrative expenses	$241,840	$445,256	$29,996	$51,570
Loss from operations	(241,840)	(445,256)	(29,996)	(51,570)

Other income
Interest income on marketable securities held in trust account	316,100	415,703	—	—
Net Income (loss)	$74,260	$(29,553)	$(29,996)	$(51,570)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	6,900,000	5,156,044	—	—
Non-redeemable ordinary shares-basic and diluted (1)	2,241,500	2,110,956	1,250,000	1,250,000

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.02	$0.72	$ N/A	$ N/A
Non-redeemable ordinary shares-basic and diluted	$(0.03)	$(1.76)	$(0.02)	$(0.04)
(1)The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to September 30, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 19, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the initial shareholder in February 2021	1,437,500	144	24,856	—	25,000
Share dividend of 0.2 shares for each outstanding share in December 2021	287,500	29	(29)	—	—
Net loss	—	—	—	(3,577)	(3,577)
Balances, March 31, 2021 (1)	1,725,000	173	24,827	(3,577)	21,423
Net loss	—	—	—	(17,997)	(17,997)
Balances, June 30, 2021 (1)	1,725,000	173	24,827	(21,574)	3,426
Net loss	—	—	—	(29,996)	(29,996)
Balances, September 30, 2021 (1)	1,725,000	$173	$24,827	$(51,570)	$(26,570)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,725,000	$173	$24,827	$(85,388)	$(60,388)
Issuance of public units	6,900,000	690	68,999,310	—	69,000,000
Issuance of private units	351,500	35	3,514,965	—	3,515,000
Issuance of representative shares	165,000	16	1,262,234	—	1,262,250
Deduction of offering costs	—	—	(5,614,686)	—	(5,614,686)
Deduction for value of ordinary shares subject to redemption	(6,900,000)	(690)	(62,789,310)	—	(62,790,000)
Allocation of offering costs to ordinary shares subject to redemption	—	—	5,109,364	—	5,109,364
Deduction for increases of carrying value of redeemable shares	—	—	(10,506,704)	(1,847,660)	(12,354,364)
Net loss	—	—	—	(47,382)	(47,382)
Balances, March 31, 2022 (1)	2,241,500	224	—	(1,980,430)	(1,980,206)
Deduction for increases of carrying value of redeemable shares	—	—	—	(99,603)	(99,603)
Net loss	—	—	—	(56,431)	(56,431)
Balances, June 30, 2022 (1)	2,241,500	224	—	(2,136,464)	(2,136,240)
Deduction for increases of carrying value of redeemable shares	—	—	—	(316,100)	(316,100)
Net income	—	—	—	74,260	74,260
Balances, September 30, 2022 (1)	2,241,500	$224	$—	$(2,378,304)	$(2,378,080)
(1)The number of ordinary shares outstanding at March 31, 2021, June 30, 2021 and September 30, 2021 includes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture, and the result of share dividend has been presented retroactively for the period from February 19,2021 (Inception) to September 30, 2021. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

		For the
		Period From
		February 19,
		2021
	For the	(Inception)
	Nine Months Ended	To
	September 30,	September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(29,553)	$(51,570)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in trust account	(415,703)	—
Change in operating assets and liabilities:
Change in prepaid expenses	(25,000)
Change in accrued expense and other current liabilities	104,500	—
Net cash used in operating activities	(365,756)	(51,570)

Cash flow from investing activities
Cash deposited in trust account	(70,035,000)	—
Net cash used in investing activities	(70,035,000)	—

Cash flow from financing activities
Proceeds from sale of ordinary shares	—	25,000
Proceeds from note payable to a related party	200,000	300,000
Proceeds from issuance of public units	69,000,000
Proceeds from issuance of private units (1)	3,015,000	—
Payment of underwriting fee	(1,380,000)	—
Payment of other offering costs	(383,614)	(148,322)
Net cash provided by financing activities	70,451,386	176,678

Net change in cash	50,630	125,108
Cash at beginning of period	65,790	—
Cash at end of period	$116,420	$125,108

Non-cash investing and financial activities:
Deferred offering costs accrued	$—	$50,000
Note payable to a related party converted to subscription of private units	500,000	—
Deferred underwriting commission charged to additional paid in capital	2,415,000	—
Issuance of representative shares charged to additional paid in capital	1,262,250	—
Initial value of public shares subject to possible redemption	62,790,000	—
Reclassification of offering cost related to public shares	(5,109,364)	—
Subsequent measurement of public shares subject to possible redemption	12,770,067	—
(1)On March 11, 2022, a total of $500,000 under promissory note payable to a related party was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2022, the Company had not yet commenced any operations and had not generated revenue. All activity for the period from February 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company’s sponsor is RedOne Investment Limited, a BVI limited liability company (the “sponsor”).

On August 1, 2022, LBBB Merger Corp. was incorporated under Delaware law as a wholly owned subsidiary of the Company, and LBBB Merger Sub Inc. was incorporated under Delaware law as a wholly owned subsidiary of LBBB Merger Corp. Both of these two companies were incorporated for the purpose of effecting its initial business combination and will not have any activities before the closing of the business combination (as described below in “Business Combination” in Note 1).

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

On September 9, 2022, The Company entered into a merger agreement (the “Merger Agreement”) with certain parties aiming to acquire 100% of the equity securities of Nature’s Miracle, Inc. “Nature’s Miracle”.

Pursuant to the Merger Agreement, immediately prior to the proposed merger, the Company will reincorporate into the State of Delaware so as to re-domicile as and become a Delaware corporation by means of merging with and into a newly formed Delaware corporation (the “Reincorporation”), with the Company together with its successor (the Delaware corporation) being the purchaser (the “Purchaser”) of the proposed merger.

Pursuant to the Merger Agreement, Nature’s Miracle will merge with LBBB Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Purchaser, with Nature’s Miracle surviving and the Purchaser acquiring 100% of the equity securities of Nature’s Miracle. In exchange for their equity securities, the stockholders of Nature’s Miracle will receive an aggregate number of shares of common stock of the Purchaser with an aggregate value equal to: (a) two hundred thirty million U.S. dollars ($230,000,000), minus (b) any Closing Net Indebtedness (as defined in the Merger Agreement). Under the Merger Agreement, the aggregate number of shares of common stock of the Purchaser that will be received by the stockholders of Natures Miracle equals to the aggregate value divided by $10.00.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $116,420 in cash held outside its Trust Account available for the Company’s working capital purposes.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the sponsor of $25,000 (see Note 8) for the founder shares and the loan under several unsecured promissory notes from the sponsor of $500,000 in total (see Note 5). On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes at September 30, 2022.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 18, 2022 and March 10, 2022, respectively.

Principals of Consolidation

The accompanying unaudited condensed consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries where the Company has the ability to exercise control, namely, LBBB Merger Corp. and LBBB Merger Sub Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

As of September 30, 2022, the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of September 30, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.21 per share as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the nine months ended September 30, 2022 and for the period from February 19, 2021 (inception) to September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed consolidated statements of operations is based on the following:

				For The
				Period From
				February 19,
	For The	For The	For The	2021
	Three Months	Nine Months	Three Months	(Inception)
	Ended	Ended	Ended	To
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Net income (loss)	$74,260	$(29,553)	$(29,996)	$(51,570)
Accretion of temporary equity to initial redemption value ($10.15 per share) (1)	—	(12,354,364)	—	—
Interest earned from trust account	(316,100)	(415,703)	—	—
Net loss including accretion of temporary equity to redemption value	$(241,840)	$(12,799,620)	$(29,996)	$(51,570)

	For The Three Months		For The Nine Months		For The Three Months		For The Period From February 19,
	Ended		Ended		Ended		2021
	September 30, 2022		September 30, 2022		September 30, 2021		(Inception) To September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	shares	shares	shares	shares	shares	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(182,541)	$(59,299)	$(9,081,522)	$(3,718,098)	$—	$(29,996)	$—	$(51,570)
Accretion of temporary equity to initial redemption value ($10.15 per share) (1)	—	—	12,354,364	—	—	—	—	—
Interest earned from trust account	316,100	—	415,703	—	—	—	—	—
Allocation of net income/(loss)	$133,559	$(59,299)	$3,688,545	$(3,718,098)	$—	$(29,996)	$—	$(51,570)

Denominators:
Weighted-average shares outstanding	6,900,000	2,241,500	5,156,044	2,110,956	—	1,250,000	—	1,250,000
Basic and diluted net income/(loss) per share	$0.02	$(0.03)	$0.72	$(1.76)	$ N/A	$(0.02)	$ N/A	$(0.04)
(1)

Based on IPO prospectus of the Company, redemption price was initially $10.15 per share, plus any pro rata interest earned on the fund held in the trust account less amount necessary to pay the Company’s taxes. An aggregate of $12,354,364 was accreted to the redemption value of public shares at the closing of the IPO.

The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to September 30, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable shares that are subject to forfeiture if the underwriter does not exercise over-allotment option.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 19, 2021, the evaluation was performed for the period ended December 31, 2021 and the upcoming 2022 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties incurred for the nine months ended September 30, 2022.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was nil and it had no deferred tax assets for the period presented. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s wholly owned subsidiaries, LBBB Merger Corp. and LBBB Merger Sub Inc. were incorporated under Delaware law, and their tax provisions were nil and they had no deferred tax assets for the period presented.

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

As of September 30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public warrants and public rights	(6,210,000)
Offering costs of public shares	(5,109,364)
Plus:
Accretion of carrying value to redemption value	12,770,067
Ordinary share subject to possible redemption	$70,450,703

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. Since inception through September 30, 2022, the Company had paid an aggregate of $168,000 to the sponsor.

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

As mentioned in Note 1, in order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available. As of September 30, 2022, there was nil working capital loan outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Marketable securities held in Trust Account	1	$70,450,703

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Therefore, any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming shareholders, the mechanics of any required payments of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

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

Engagement agreement with Legal Counsel

The Company has entered into an engagement agreement with its legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $200,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of September 30, 2022, an aggregate of $100,000 had been accrued into the Company’s condensed consolidated financial statements.

Engagement agreement with Underwriter

The Company has entered into an engagement agreement with its underwriter with respect to the proposed business combination. A success fee will be paid upon closing of the business combination, with the amount calculated as the following schedule: (i) 2% of the aggregate value of transaction (as described in Note 1, Business Combination) for the part up to $200 million; (ii) 1% for the part over $200 million.

Engagement Agreement – Fairness Opinion

An aggregate of $90,000 will be paid upon the closing of the business combination, based on an engagement agreement entered into by the Company and the provider of fairness opinion concerning the terms of the business combination.

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

On March 11, 2022, the Company sold 6,900,000 units, which includes the full exercise of the over-allotment option by the underwriter at a price of $10.00 per Public Unit in the IPO; and the Company sold to its sponsor an aggregate of 351,500 Private Units at $10.00 per Private Unit. Each Public Unit and Private Unit consists of one ordinary share, one-half of one redeemable warrant and one right.

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

As of September 30, 2022, there were 2,241,500 shares of ordinary shares issued and outstanding excluding 6,900,000 shares subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued and identified the following subsequent events that shall be disclosed.

On November 14, 2022, LBBB Merger Corp., the Company’s wholly owned subsidiary, filed a Form S-4 containing the registration statement with respect to the proposed merger with Nature's Miracle.

Except for the foregoing, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

References to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition II Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

We presently have no revenue. All activities for the period from February 19, 2021 (inception) through September 30, 2022 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed consolidated financial statements, as of September 30, 2022, we had $116,420 in cash held outside its Trust Account available for working capital purposes.

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

For the nine months ended September 30, 2022, we had a net loss of $29,553. We incurred $445,256 of general and administrative expenses and earned $415,703 of interest income from investments in our Trust Account.

For the period from February 19, 2021 (inception) to September 30, 2021, we had a net loss of $51,570, which consisted of $51,570 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had $116,420 in cash held outside its Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $500,000. The promissory note from the sponsor was converted into part of the subscription of $3,515,000 private placement on March 11, 2022.

Upon the consummation of the IPO and underwriter’s full exercise of over-allotment option on March 11, 2022, and associated private placements, $70,035,000 of cash was placed in the Trust Account. As of September 30, 2022, an aggregate of $70,450,703 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury Bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

We performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that we will be able to consummate the initial business combination within 12 months (or 15 months, as applicable) from the date of the IPO. In the event that we fail to consummate business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about our ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of failing to consummate business combination within 12 months (or 15 months, as applicable) from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 12 months (or 15 months, as applicable) from the date of the IPO.

Critical Accounting Policies

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of September 30, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.21 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the nine months ended September 30, 2022 and for the period from February 19, 2021 (inception) to September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement agreement with Legal Counsel

The Company has entered into an engagement agreement with its legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $200,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of September 30, 2022, an aggregate of $100,000 had been accrued into the Company’s condensed consolidated financial statements.

Engagement agreement with Underwriter

The Company has entered into an engagement agreement with its underwriter with respect to the proposed business combination. A success fee will be paid upon closing of the business combination, with the amount calculated as the following schedule: (i) 2% of the aggregate value of transaction (as described in Note 1, Business Combination) for the part up to $200 million; (ii) 1% for the part over $200 million.

Engagement Agreement – Fairness Opinion

An aggregate of $90,000 will be paid upon the closing of the business combination, based on an engagement agreement entered into by the Company and the provider of fairness opinion concerning the terms of the business combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, we had $116,420 in cash held outside its Trust Account available for the working capital purposes.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in our final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement dated September 9, 2022 (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by LBBB on September 12, 2022)
10.1	Form of Purchaser Support Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by LBBB on September 12, 2022)
10.2	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by LBBB on September 12, 2022)
10.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by LBBB on September 12, 2022)
10.4	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by LBBB on September 12, 2022)
10.5	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by LBBB on September 12, 2022)
10.6	Form of 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by LBBB on September 12, 2022)
10.6	Form of 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by LBBB on September 12, 2022)
10.7	Employment Agreement (incorporated by reference to Exhibit 10.7 to Form 8-K, filed by LBBB on September 12, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakeshore Acquisition II Corp.

Date: November 15, 2022	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)