Form 10-K
period 2022-12-31
Lakeshore Acquisition II Corp.
filed 2023-03-31
CIK 1867287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	LBBB	THE NASDAQ STOCK MARKET LLC
Warrants	LBBBW	THE NASDAQ STOCK MARKET LLC
Rights	LBBBR	THE NASDAQ STOCK MARKET LLC
Units	LBBBU	THE NASDAQ STOCK MARKET LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates was $70,311,450, computed on the basis of the closing sale price of the Registrant’s ordinary shares on that date.

As of March 30, 2023 there were 6,374,089 shares of ordinary shares, par value $0.0001, issued and outstanding.

Documents incorporated by reference: none

LAKESHORE ACQUISITION II CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

Unless otherwise stated in this report on Form 10-K:

●	references to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition II Corp., except where the context requires otherwise;

●	references to “IPO” are to the initial public offering of 6,900,000 units of our Company consummated on March 11, 2022, including the full exercise of the underwriter’s over-allotment option.

●	references to “founder shares” are to the 1,725,000 ordinary shares issued to the initial shareholders (as defined below) prior to the IPO;

●	references to our “initial shareholders” are to our sponsor and any other holders of founder shares, including our officers and directors;

●	references to “ordinary shares” are to our ordinary shares, par value of US$0.0001 per share;

●	references to our “public shares” are to ordinary shares which were sold as part of the units in our IPO (whether they were purchased in the IPO or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “rights” and “warrants” are to the public rights and warrants that were sold as part of the public units in our IPO (whether they were purchased in the offering or thereafter in the open market), as well as the private rights and warrants that were sold as part of the private units in the private placement in connection with the IPO, and any rights and warrants included in private units that may will be issued upon conversion of working capital loans.

●	references to our “management” or our “management team” are to our officers and directors; and

●	references to our “sponsor” are to RedOne Investment Limited, a BVI business company affiliated with our Chairman and Chief Executive Officer.

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

ii

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	our expectations regarding the impact of the COVID-19 pandemic on our business of searching for an appropriate target company and completing our initial business combination;

●	our expectations regarding the impact of the Inflation Reduction Act of 2022 on us in the events of either completing our initial business combination or a liquidation;

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our IPO or following our initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Business

Introduction

We are a Cayman Islands exempted company formed on February 19, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region except that according to our amended and restated memorandum and articles of association, we will not effectuate our initial business combination with a company that is headquartered in the People’s Republic of China (“China”), the Hong Kong Special Administrative Region of China (“Hong Kong”) or the Macau Special Administrative Region of China (“Macau”) or conducts a majority of its operations in China, Hong Kong or Macau. We intend to utilize cash derived from the proceeds of the IPO in effecting our initial business combination.

On March 11, 2022, we consummated an IPO of 6,900,000 units, which includes the full exercise of the over-allotment option by the underwriter in the IPO, at $10.00 per unit (the “Public Units”), generating total gross proceeds of $69,000,000. Each unit consists of one ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to certain adjustment. Each right entitles the holder to receive one-tenth of one ordinary share upon consummation of our initial business combination.

Simultaneously with the IPO, we sold to our sponsor 351,500 units at $10.00 per unit (the “Private Units”) in a private placement, generating total gross proceeds of $ 3,515,000. The Private Units are identical to the units sold in the IPO, as each private unit consists of one share of ordinary shares, one right to receive one tenth of a share of ordinary shares automatically upon the consummation of our initial business combination, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share.

Upon the consummation of the IPO and the underwriter’s full exercise of the over-allotment option, and associated private placement, $70,035,000 of cash was placed in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. This amount equals 6,900,000 ordinary shares subject to possible redemption multiplied by redemption value of $10.15 per share. None of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of our initial business combination and (ii) our failure to consummate a business combination.

On March 9, 2023, we held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved to amend our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), and to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The amended Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the approval of the Extension, we deposited into the Trust Account $250,000 in accordance with the terms of the Charter Amendment. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares. An aggregate payment of $28,707,673 was distributed from the Company’s Trust Account because of this redemption.

If we are unable to consummate our initial business combination by the required period of time, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, warrants, rights and the Private Units will be worthless.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior [June 30].

Signing of the Merger Agreement

On September 9, 2022, we entered into a merger agreement (the “Merger Agreement”) with certain parties aiming to acquire 100% of the equity securities of Nature’s Miracle, Inc. (“Nature’s Miracle”). These parties include (i) us (together with our successor, including after the Reincorporation (as defined below), the “Purchaser”), (ii) LBBB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (the “Merger Sub”), (iii) Nature’s Miracle, (iv) Tie (James) Li, acting as the representative of the stockholders of Nature’s Miracle, and (v) our sponsor, acting as the representative of the stockholders of Purchaser.

Pursuant to the Merger Agreement, immediately prior to the proposed business combination, we will reincorporate into the State of Delaware so as to re-domicile as and become a Delaware corporation by means of merging with and into a newly formed Delaware corporation (the “Reincorporation”), with us together with our successor (LBBB Merger Corp., a Delaware corporation) being the Purchaser of the proposed business combination.

Pursuant to the Merger Agreement, Nature’s Miracle will merge with LBBB Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Purchaser, with Nature’s Miracle surviving and the Purchaser acquiring 100% of the equity securities of Nature’s Miracle. In exchange for their equity securities, the stockholders of Nature’s Miracle will receive an aggregate number of shares of common stock of the Purchaser (the “Merger Consideration”) with an aggregate value equal to: (a) two hundred thirty million U.S. dollars ($230,000,000), minus (b) any Closing Net Indebtedness (as defined in the Merger Agreement). Under the Merger Agreement, the aggregate number of shares of common stock of the Purchaser that will be received by the stockholders of Natures Miracle equals to the aggregate value divided by $10.00.

The Merger Consideration otherwise payable to Nature’s Miracle stockholders is subject to the withholding of a number of shares of common stock of Purchaser equal to three percent (3.0%) of the Merger Consideration to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration, in accordance with the terms of the Merger Agreement following the closing of the proposed business combination.

The parties agreed that immediately following the closing of the proposed business combination, Purchaser’s board of directors will consist of seven (7) individuals, with the identity of six of those individuals and allocation of all individuals among the staggered tiers of the post-business combination company’s board of directors (and the appointment of such persons to committees of the board) to be determined by Nature’s Miracle’s current board of directors, and the remaining individual to be appointed by our sponsor, subject to Nature’s Miracle’s approval (which approval will not be unreasonably withheld).

Status of Filing of Form S-4 (or S-4/A) with the Securities and Exchange Commission (the “SEC”)

On November 14, 2022, LBBB Merger Corp., the Company’s wholly owned subsidiary, filed a Form S-4 containing the registration statement with respect to the proposed business combination with Nature's Miracle.

On December 28, 2022, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 1 to the registration statement to address comments LBBB Merger Corp. received from the SEC on December 14, 2022, regarding the registration statement.

On January 20, 2023, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 2 to the registration statement to address comments LBBB Merger Corp. received from the SEC on January 12, 2023.

Recent Developments

On February 10, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

On March 9, 2023, we held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved to amend our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), and to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The amended Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the approval of the Extension, we deposited into the Trust Account $250,000 in accordance with the terms of the Charter Amendment. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares. An aggregate payment of $28,707,673 was distributed from the Company’s Trust Account because of this redemption.

On March 10, 2023, we entered into a loan agreement as the borrower with a third party lender, our sponsor and Nature’s Miracle Inc. (“NMI”) as the guarantors. The principal amount was $250,000 with no interest bearing and was repayable on or before June 11, 2023 (the “Repayment Date”). We shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date.

On March 28, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

Competitive Strengths

Our management team is well positioned to identify attractive risk-adjusted returns in the marketplace. We believe that Nature’s Miracle is an attractive target company and we will be able to close the proposed business combination within required period of time pursuant to our amended and restated memorandum and articles of association.

Our management team is led by Mr. Deyin (Bill) Chen. We will seek to capitalize on the significant contacts and experience of our management team, including Bill Chen, our Chairman, Chief Executive Officer and Chief Financial Officer, and H. David Sherman, Mingyu (Michael) Li and Jon M. Montgomery, each a member of our board of directors. Bill Chen has a mixed background of engineering, finance, and operation management across industries and continents. He has established a strong network of investment institutions and business connections. In January 2021, Deyin (Bill) Chen founded Lakeshore Acquisition I Corp. (“LAAA”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Mr. Chen serves as the Chairman and the Chief Executive Officer of LAAA. LAAA completed its initial public offering in June 2021 and completed its initial business combination with ProSomnus Inc. (Nasdaq: OSA) in December 2022. H. David Sherman is a professor at Northeastern University specializing in financial and management accounting, with experience serving on the board and as audit committee chair for several public companies, including Dunxin Financial Holdings Ltd. (AMEX: DXF), Kingold Jewelry Inc. (NASDAQ: KGJI), and China HGS Real Estate Inc. (NASDAQ: HGSH). Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. H. David Sherman had also been serving as a member of the board of directors of LAAA from June 2021 to December 2022. Mingyu (Michael) Li has served in management teams for a number of financial institutions, and he is experienced in deal sourcing and fund raising. Jon M. Montgomery is managing director at Meredith Financial Group Inc. located in New York City and has served as an independent director of Nuvve Holding Corp. (NASDAQ: NVVE) since March 2021. He also has more than 25 years of marketing consulting and market research experience.

Our management team’s past performance is not an assurance that we are able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management team will enable us to consummate an appropriate business combination.

Effecting an Acquisition Transaction

If the proposed business combination with Nature’s Miracle does not close, our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. Our deal sourcing process will leverage our management team’s business knowledge, industry expertise and deep network of relationships that we expect will provide us with a pipeline of acquisition candidates. Moreover, we anticipate introductions to potential acquisition candidates through various unaffiliated sources, including venture capital funds, private equity funds, leveraged buyout funds, investment bankers, management buyout funds, and other members of the financial community, as well as attorneys and accountants. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment-banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our efforts to identify a potential target business will not be limited to a specific industry or geographic region except that according to our amended and restated memorandum and articles of association, we will not effectuate our initial business combination with a company that is headquartered in the People’s Republic of China (“China”), the Hong Kong Special Administrative Region of China (“Hong Kong”) or the Macau Special Administrative Region of China (“Macau”) or conducts a majority of its operations in China, Hong Kong or Macau.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may have been materially and adversely affected or may be so affected in the future. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and, if we seek shareholder approval, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

Our initial shareholders and officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed business combination, (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter prior to the consummation of our initial business combination and (iii) not to sell any shares to us in a tender offer in connection with any proposed business combination.

None of our initial shareholders, officers, directors or their affiliates has indicated any intention to any units or ordinary shares from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against a proposed business combination, or choose to convert their shares, our initial shareholders, officers, directors or their affiliates could make purchases in the open market or in private transactions in order to influence any vote held to approve a proposed initial business combination or to increase the likelihood of satisfying any closing conditions. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption Rights

At any general meeting called to approve an initial business combination, any public shareholder (whether they are voting for or against such proposed business combination or not voting at all) will be entitled to demand that his, her or its ordinary shares be redeemed for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account less amounts necessary to pay our taxes).

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the IPO without our prior written consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in the IPO) for or against our initial business combination.

Whether we elect to effectuate our initial business combination via shareholder vote or tender offer, we will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option prior to the expiration of the tender offer, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination. The requirement for physical or electronic delivery at or prior to the general meeting ensures that a holder’s election to redeem his shares is irrevocable once the business combination is approved. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise redemption rights. This is because a holder would need to deliver shares to exercise redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Liquidation if no business combination

If we are unable to complete our initial business combination within 15 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

In connection with our redemption of 100% of our issued and outstanding public shares for a portion of the funds held in the Trust Account, each public shareholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us and less up to $50,000 for liquidation expenses. Holders of warrants and rights will receive no proceeds in connection with the liquidation with respect to such warrants, which will expire worthless.

The holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

If we are unable to conclude our initial business combination and we expend all of the net proceeds of the IPO not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, we expect that the initial per-share redemption price will be approximately $10.15. The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of our shareholders. In addition, if we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. Therefore, the actual per-share redemption price may be less than approximately $10.15.

We will pay the costs of liquidating the Trust Account from the up to $50,000 of interest earned on the funds held in the Trust Account that is available to us for liquidation expenses.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the Trust Account (less any taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Properties

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our executive offices at 667 Madison Avenue, New York, NY 10065. Such space, utilities and secretarial and administrative services are provided to us at $10,000 per month by our sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have one executive officer, Mr. Deyin (Bill) Chen, which is our Chief Executive Officer and Chief Financial Officer. He is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. For a complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement. In addition to these risk factors, we have identified the following additional risk factor:

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We performed an assessment on the Company’s ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that we will be able to consummate the initial business combination within 12 months (or 15 months, as applicable) from the date of the IPO. In the event that we fails to consummate business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of failing to consummate business combination within 12 months (or 15 months, as applicable) from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 12 months (or 15 months, as applicable) from the date of the IPO.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our executive offices at 667 Madison Avenue, New York, NY 10065. Such space, utilities and secretarial and administrative services are provided to us at $10,000 per month by our sponsor. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, ordinary shares, warrants and rights are listed on the Nasdaq Global Markets (“Nasdaq”) under the symbols LBBBU, LBBB, LBBBW and LBBBR, respectively.

Our public units commenced trading on March 9, 2022. On April 14, 2022, our public ordinary shares, public warrants and public rights included in the public units began separate trading. Public units not separated will continue to be listed on the Nasdaq Global Market. At December 31, 2022, there were 9,141,500 of our ordinary shares issued and outstanding.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On March 11, 2022, we consummated our IPO of 6,900,000 Public Units, which includes full exercise of the underwriter’s over-allotment option. Each Public Unit consists of one ordinary share of us, par value $0.0001 per share, one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share, and one right that entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon consummation of our initial business combination. The Public Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $69,000,000.The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 262381). The SEC declared the registration statement effective on March 8, 2022.

Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) in which our sponsor purchased 351,500 Private Units at a price of $10.00 per unit, generating total proceeds of $3,515,000.

A total of $70,035,000 of the proceeds from the IPO and the sale of the Private Units were placed in a U.S.-based trust account at Morgan Stanley Wealth Management, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $1,380,000 underwriting discounts and commissions and approximately $715,000 for other offering costs and expenses related to the IPO. In addition, the underwriter agreed to defer $2,415,000 in underwriting discounts and commissions.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in our final prospectus related to the IPO. See below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed on February 19, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of the IPO in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from February 19, 2021 (inception) through December 31, 2022 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after the Company’s initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On March 11, 2022, we consummated the IPO of 6,900,000 Public Units, which includes the full exercise of the over-allotment option by the underwriter in the IPO, at a price of $10.00 per Public Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 351,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to our sponsor, generating gross proceeds of $3,515,000.

Upon the consummation of the IPO and the underwriter’s full exercise of the over-allotment option, and associated private placements, $70,035,000 of cash was placed in the Trust Account. This amount equals 6,900,000 ordinary shares subject to possible redemption multiplied by redemption value of $10.15 per share.

As indicated in the accompanying consolidated financial statements, as of December 31, 2022, we had $44,918 in cash held outside our Trust Account available for working capital purposes.

On September 9, 2022, we entered into a merger agreement (the “Merger Agreement”) with certain parties aiming to acquire 100% of the equity securities of Nature’s Miracle, Inc. (“Nature’s Miracle”).

On November 14, 2022, LBBB Merger Corp., the Company’s wholly owned subsidiary, filed a Form S-4 containing the registration statement with respect to the proposed business combination with Nature's Miracle.

On December 28, 2022, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 1 to the registration statement to address comments LBBB Merger Corp. received from the SEC on December 14, 2022, regarding the registration statement.

On January 20, 2023, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 2 to the registration statement to address comments LBBB Merger Corp. received from the SEC on January 12, 2023.

On February 10, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

On March 9, 2023, we held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved to amend our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), and to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The amended Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the approval of the Extension, we deposited into the Trust Account $250,000 in accordance with the terms of the Charter Amendment. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares. An aggregate payment of $28,707,673 was distributed from the Company’s Trust Account because of this redemption.

On March 10, 2023, we entered into a loan agreement as the borrower with a third party lender, our sponsor and Nature’s Miracle Inc. (“NMI”) as the guarantors. The principal amount was $250,000 with no interest bearing and was repayable on or before June 11, 2023 (the “Repayment Date”). We shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date.

On March 28, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

We cannot assure you that our plans to complete our initial business combination will be successful. If we are unable to complete our initial business combination within 15 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

Our entire activity from February 19, 2021 (inception) up to the consummation of the IPO was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for consummating the proposed business combination.

For the year ended December 31, 2022, we had a net income of $253,602. We incurred $754,524 of general and administrative expenses and earned $1,008,126 of interest income from investments in our Trust Account.

For the period from February 19, 2021 (inception) to December 31, 2021, we had a net loss of $85,388, which consisted of $85,388 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had $44,918 in cash held outside our Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $500,000. The promissory note from the sponsor was converted into part of the subscription of $3,515,000 private placement on March 11, 2022.

Upon the consummation of the IPO and underwriter’s full exercise of over-allotment option on March 11, 2022, and associated private placements, $70,035,000 of cash was placed in the Trust Account. As of December 31, 2022, an aggregate of $71,043,126 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury Bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available (see Note 5 of the Notes to the Financial Statements included in this report). To date, an aggregate principal amount of $200,000 was outstanding and evidenced by an unsecured promissory note issued to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $200,000 does not have the conversion feature of converting into additional private units, based on the description of the promissory note.

In addition, an aggregate principal amount of $250,000 under a loan agreement with a third party lender was outstanding as of the date this report was issued. The loan is guaranteed by the Company’s sponsor and Nature’s Miracle Inc. (“NMI”) with no interest bearing and is repayable on or before June 11, 2023 (the “Repayment Date”). The Company shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date. The amount of $250,000 was deposited into the Company’s Trust Account in accordance with the term of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”).

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, staying as a public company and consummating the business combination.

If our estimates of the working capital needs are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We performed an assessment on the Company’s ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that we will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that we fail to consummate business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about our ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of failing to consummate business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 11, 2022, offering costs totaled $5,614,686. The amount was consisted of $1,380,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions, and $1,819,686 of other offering costs (which includes $1,262,250 of representative shares, as described in Note 8 of the Notes to the Financial Statements included in this report). The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $5,109,364 was allocated to public shares and was charged to temporary equity, and a sum of $505,322 was allocated to public warrants and public rights, and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.296 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the year ended December 31, 2022 and for the period from February 19, 2021 (inception) to December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement agreement with Legal Counsel

The Company has entered into an engagement agreement with its legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $200,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of December 31, 2022, an aggregate of $250,000 had been accrued into the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022, due solely to the material weakness in our internal control over financial reporting related to (i) lack of segregation of duty and (ii) ineffective controls in place to review legal fee and other professional service fee accruals. In light of the material weakness identified, we will consider engaging an external SEC Consultant to perform the duties of financial reporting. Management will review the books and records and financial statements prepared by the external consultant. We will also enhance the management review controls surrounding the recognition and timing of professional services being received and to perform ongoing monitoring procedures over these expenses in order to capture them timely and in the proper period for financial reporting. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022 covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Bill Chen	57	Chief Executive Officer, Chief Financial Officer and Chairman
H. David Sherman	75	Independent Director
Mingyu (Michael) Li	39	Independent Director
Jon M. Montgomery	73	Independent Director

Deyin (Bill) Chen has been our Chief Executive Officer since February 24, 2021 and also served as our Chairman since March 2022. He had also been serving as the Chief Executive Officer and the Chairman of Lakeshore Acquisition I Corp. (Nasdaq: LAAA) from January 2021 and June 2021, respectively, to December 6, 2022, the date on which LAAA consummated its initial business combination with ProSomnus Inc. (Nasdaq:OSA). Mr. Chen has a mixed background of engineering, finance, and operation management across industries and continents. Mr. Chen has been an independent advisor for merger and acquisition and equity transactions since August 2015. From February 2020 until March 2021, Mr. Chen has served as a Special Advisor for Newborn Acquisition Corp. (NASDAQ: NBAC), a special purpose acquisition company that completed a business combination with Nuvve Corporation in March 2021. Since May 2017, Mr. Chen has served as Chief Executive Officer of Shanghai Renaissance Investment Management Co. Ltd., a licensed private equity firm in China that he founded. From March 2014 to August 2015, Mr. Chen served as Executive Vice President of Sanpower Group, a private conglomerate based in China, where he was in charge of cross-border merger and acquisition and post-merger integration. From January 2011 to January 2014, Mr. Chen served as Vice President of Strategy and Global Investment of JA Solar, a vertically integrated solar products manufacturing company based in China. From February 2005 to October 2010, Mr. Chen served as a Partner of BDO Capital Advisors and its affiliates in China with a focus on cross-border merger and acquisition and equity transactions. From June 2001 to August 2004, Mr. Chen served as a Senior Business Advisor to Capgemini, a consulting company based in Toronto Canada. From November 2000 to May 2001, Mr. Chen served as a Senior Financial Analyst in IBM Global Services in Toronto Canada. From December 1997 to November 2000, Mr. Chen served as a Staff Accountant in the General Accounting Department of Ashland Inc. Prior to his career in accounting and finance, Mr. Chen was an engineer and project manager in China from July 1987 to August 1993.

H. David Sherman, MBA, DBA, CPA has been one of our independent directors since March 2022. He has also been serving as a member of the board of directors of Lakeshore Acquisition I Corp. (Nasdaq: LAAA) from June 2021 to December 6, 2022, the date on which LAAA consummated its initial business combination with ProSomnus Inc.(Nasdaq: OSA). Since 1985, Dr. Sherman has been a professor at Northeastern University, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Since January 2014, Professor Sherman has served as Trustee and Chair of the Finance Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world. Since July 2010, he has also served as a Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care. Since September 2019, Dr. Sherman has served as an independent board member for Newborn Acquisition Corp. (NASDAQ:NBAC). Dr. Sherman previously served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX:DXF), a financial service company, Kingold Jewelry Inc. (NASDAQ: KGJI), a designer and manufacturer of gold jewelry related products, China HGS Real Estate Inc. (NASDAQ: HGSH), a real estate company, Agfeed Corporation, a manufacturing company of agricultural products, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Dr. Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Dr. Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Dr. Sherman is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Dr. Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research.

Mingyu (Michael) Li has been one of our independent directors since March 2022. Since August 2019, Mr. Li has served as Chief Executive Officer of Horizon Capital, a private equity firm focusing renewable and AI-driven manufacturing. In Horizon Capital, he has led a number of private equity fundraisings, managed advisory business for cross-border M&A. From January 2014 to January 2019, Mr. Li served as a Senior Partner at Hejun Capital, a private equity firm specializing in providing capital operation system solutions to high-growth enterprises. Hejun Capital was selected as the best private equity institution by Chinaventure for 2016. During his tenure in Hejun Capital, Mr. Li led two M&A transactions and post-merger integration projects involving listed companies in the media sector. From January 2012 to January 2013, Mr. Li served as the Director of Investment Banking in China Minsheng Bank, a leading commercial bank in China, where he was responsible for investment banking and financing needs of large energy companies. From April 2009 to December 2011, Mr. Li participated a few private equity fundraisings in real estate sector in China. From February 2007 to March 2009, Mr. Li began his career with Hejun Consulting, the largest comprehensive consulting company then in China. During his tenure at Hejun Consulting, Mr. Li was responsible for strategic consulting, M&A, and led or participated in more than 20 consulting projects.

Jon M. Montgomery has been one of our independent directors since March 2022. Mr. Montgomery is managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. He has served as an independent director of Nuvve Holding Corp. (NVVE.NASDAQ) since March 19, 2021. From 2010 to 2014, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis, particularly choice-based modeling, to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds a M.B.A. from Northeastern University and a B.A. from the University of California, Berkeley. Since 2000 he has been Adjunct Faculty in Marketing at the University of Georgia. We believe Mr. Montgomery is well-qualified to serve as a member of the board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Mingyu (Michael) Li, David Sherman and Jon M. Montgomery are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

We established an audit committee of the board of directors. Mingyu (Michael) Li, David Sherman and Jon M. Montgomery Zhu are the members of our audit committee. David Sherman is the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mingyu (Michael) Li, David Sherman and Jon M. Montgomery are independent.

Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Subject to the requirement of law or the Nasdaq market rules, we established a compensation committee of the board of directors. The members of our Compensation Committee are Mingyu (Michael) Li, David Sherman and Jon M. Montgomery. David Sherman is chair of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We established a nominating committee of the board of directors, which consists of Mingyu (Michael) Li, David Sherman and Jon M. Montgomery, each of whom is an independent director under Nasdaq’s listing standards. David Sherman is the chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders have agreed to waive their right to liquidating distributions with respect to their founder shares if we fail to consummate our initial business combination within the required time period. However, if our initial shareholders acquire public shares in the open market, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not properly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations which will take priority over us.

Individual	Entity
Mingyu (Michael) Li	Horizon Capital

Jon M. Montgomery	Nuvve Holding Corp.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or shareholders) from a financial point of view. Notwithstanding the foregoing, our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors, as well as our initial shareholders, have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to the consummation of our initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement for the IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2022.

Item 11. Executive Compensation

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 30, 2023 the number of Ordinary Shares beneficially owned by (i) each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; (ii) each of our officers and directors that beneficially owns ordinary shares; and (iii) all our officers and directors as a group. As of March 30, 2023, we had 6,374,089 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of warrants, including the private units, as these warrants are not exercisable within 60 days of the date thereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Issued and outstanding ordinary shares
Directors and Officers
Bill Chen(2)	2,046,500	32.11%
H. David Sherman	20,000	*
Mingyu (Michael) Li	5,000	*
Jon M. Montgomery	5,000	*
All directors and officers (4 individuals) as a group	2,076,500	32.58%
Greater than 5% Holders
RedOne Investment Limited(2)	2,046,500	32.11%
Karpus Investment Management(3)	563,175	8.8%
First Trust Merger Arbitrage Fund(4)	662,352	10.39%
Mizuho Financial Group, Inc.(5)	509,158	7.99%
Polar Asset Management Partners Inc.(6)	676,115	10.61%
Hudson Bay Capital Management LP(7)	595,000	9.33%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Lakeshore Acquisition II Corp., 667 Madison Avenue, New York, NY 10065.

(2)	Represents shares held by our sponsor. Mr. Chen has voting and dispositive power over the shares held of record by our sponsor, RedOne Investment Limited. Mr. Chen disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.

(3)	Based on a certain Schedule 13G filed on February 14, 2023 by the reporting person. The address for the reporting persons is 183 Sully’s Trail, Pittsford, New York 14534. Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG.

(4)	Pursuant to a certain Schedule 13G filed on February 14, 2023, which was filed jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX is a series of Investment Managers Series Trust II which is an investment company registered under the Investment Company Act of 1940. FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Services Trust II, an investment company registered under the Investment Company Act of 1940, specifically VARBX, and (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 (collectively, the “Client Accounts”). FTCS is a Delaware limited partnership and control person of FTCM. Sub GP is a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Ordinary Shares of the Issuer) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Issuer’s Ordinary Shares held in the Client Accounts. As of December 31, 2022, VARBX owned 662,352 shares of the outstanding ordinary shares of LBBB, while FTCM, FTCS and Sub GP collectively owned 718,098 shares of the outstanding ordinary shares of LBBB. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the ordinary shares reported in this Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Ordinary Shares of the Issuer for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(5)	Pursuant to a certain Schedule 13G filed on February 14, 2023 by Mizuho Financial Group, Inc. Mizuho Financial Group, Inc. reported sole dispositive and voting power over 509,158 shares of LBBB’s ordinary shares. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of Mizuho Financial Group, Inc. is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

(6)	According to a certain Schedule 13G filed on February 09, 2023, on behalf of Polar Asset Management Partners Inc. (“Polar”). Polar serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the reported shares directly held by PMSMF. The business address of this stockholder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	According to a certain Schedule 13G filed with the SEC on February 9, 2023 by Hudson Bay Capital Management LP (“Hudson Bay”) and Sander Gerber, Hudson Bay serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported herein are held. As such, Hudson Bay may be deemed to be the beneficial owner of all shares of ordinary shares held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Mr. Gerber disclaims beneficial ownership of these securities. The address of each of Hudson Bay and Mr. Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares and insider units (i.e. the Private Units, except to certain permitted transferees) until, with respect to 50% of the founder shares and insider units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of our initial business combination and, with respect to the remaining 50% of the founder shares and insider units, six months after the date of the consummation of our initial business combination, or earlier in each case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their ordinary shares for cash, securities or other property.

During the lock-up period, the holders of these shares will not be able to sell or transfer their securities except (1) to our officers, directors, shareholders, employees and members of our sponsor and their affiliates, (2) if a holder is an entity, as a distribution to its partners, shareholders or members upon its liquidation, (3) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (4) by virtue of the laws of descent and distribution upon death, (5) pursuant to a qualified domestic relations order, (6) by certain pledges to secure obligations incurred in connection with purchases of our securities, (7) by private sales at prices no greater than the price at which the shares were originally purchased or (8) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 8 or with our prior consent) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 19, 2021, we issued an aggregate of 1,437,500 founder shares to our initial shareholders for an aggregate purchase price of $25,000, or approximately $0.017 per share. Our sponsor thereafter transferred certain shares to our independent directors for the same price paid for such shares. In connection with the increase in the size of the offering, on December 20, 2021, we declared a 20% share dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 1,725,000 (up to 225,000 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding shares of our ordinary shares upon the consummation of this offering, resulting in an effective purchase price per founder share after the share dividend of approximately $0.014. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering (not including the shares to be issued to the underwriter at closing or the shares underlying the private placement units). Since the over-allotment option had been fully exercised, the 225,000 founder shares were no longer subject to forfeiture on March 11, 2022.

On March 11, 2022, our sponsor purchased an aggregate of 351,500 Private Units in a private placement at $10.00 per Private Unit (including $500,000 paid via conversion of then existing related party loan, as described below).

On May 11, 2021, we issued a $300,000 principal amount unsecured promissory note to our sponsor; On January 31, 2022, we issued a $100,000 principal amount unsecured promissory note to our sponsor, On March 7, 2022, we issued a $100,000 principal amount unsecured promissory note to our sponsor, and we had received such amounts as of issuance dates. The notes were non-interest bearing, and due after the date on which the IPO was consummated or we determined to abandon the IPO. On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial shareholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes. In the event that we are unable to consummate an initial business combination, we may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 50,000 units if the full amount of notes are issued and converted). As of December 31, 2022, there were nil working capital loans outstanding.

On February 10, 2023, we issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, our sponsor. The principal shall be payable promptly on the earlier date on which either we consummates an initial business combination or we receive financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

We agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for our use of its personnel and other administrative resources. Since inception through December 31, 2022, we had paid an aggregate of $198,000 to the sponsor.

On March 10, 2023, we entered into a loan agreement as the borrower with a third party lender, our sponsor and Nature’s Miracle Inc. (“NMI”) as the guarantors. The principal amount was $250,000 with no interest bearing and was repayable on or before June 11, 2023 (the “Repayment Date”). We shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date.

On March 28, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Total reimbursement paid to our sponsor, officers or directors amounted to $24,243 from February 19, 2021 (Inception) to December 31, 2022. The outstanding balance amount was $5,323 at December 31, 2022, and this amount was accrued in our balance sheet as indicated in the accompanying consolidated financial statements.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares and Private Units, among other securities.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to UHY LLP, or UHY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statements for the IPO and for the proposed business combination and other required filings with the SEC was $153,719 for the fiscal years   ended December 31, 2022. We paid $122,776 and the balance amount to be paid was $30,943 at December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2022.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the fiscal years ended December 31, 2022.

All Other Fees. We did not pay UHY LLP any other fees for the fiscal years ended December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 8, 2022, by and between the Company and Network 1 Financial Securities, Inc., as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
2.1	Merger Agreement dated September 9, 2022 (incorporated by reference to exhibit 2.1 to the LBBB’s Current Report on Form 8-K filed with the SEC on September 12, 2022)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)
4.1	Warrant Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.2	Rights Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.3	Description of Securities
10.1	Letter Agreement, dated March 8, 2022, by and among LBBB, its officers and directors (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
10.2	Letter Agreement, dated March 8, 2022, by and among LBBB and the Sponsor (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.3	Investment Management Trust Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.4	Registration Rights Agreement, dated March 8, 2022, by and among LBBB and certain security holders (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)

10.5	Indemnity Agreement, dated as of March 8, 2022, by and between LBBB and each of the officers and directors of LBBB (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.6	Private Placement Securities Subscription Agreement by and between LBBB and RedOne Investment Limited (incorporated by reference to Exhibit 10.6 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.7	Form of Purchaser Support Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.8	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.11	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.12	Form of Loan Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on January 28, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	Lakeshore Acquisition II Corp.

	By:	/s/ Deyin (Bill) Chen
		Name:	Deyin (Bill) Chen
		Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Deyin (Bill) Chen	Chief Executive Officer (Principal executive officer), Chief Financial Officer	March 30, 2023
Deyin (Bill) Chen	(Principal financial and accounting officer), and Chairman

/s/ H. David Sherman	Independent Director	March 30, 2023
H. David Sherman

/s/ Mingyu (Michael) Li	Independent Director	March 30, 2023
Mingyu (Michael) Li

/s/ Jon M. Montgomery	Independent Director	March 30, 2023
Jon M. Montgomery

LAKESHORE ACQUISITION II CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 1195)	F-2
Financial Statements:
Consolidated Balance Sheets of December 31, 2022 and December 31, 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lakeshore Acquisition II Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lakeshore Acquisition II Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 19, 2021(inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenue, its business plan is dependent on the completion of the initial business combination and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2023

LAKESHORE ACQUISITION II CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$44,918	$65,790
Deferred offering costs	—	223,822
Prepaid expenses	10,000	—
Marketable securities held in trust account	71,043,126	—
Total Current Assets	71,098,044	289,612
Total Assets	$71,098,044	$289,612

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Notes payable — related party	$—	$300,000
Deferred underwriting fee payable	2,415,000	—
Accrued expenses — related party	5,323	—
Accrued offering costs and other expenses	321,943	50,000
Total Current Liabilities	2,742,266	350,000
Total Liabilities	2,742,266	350,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary shares subject to possible redemption: 6,900,000 shares (at redemption value of $10.296 per share)	71,043,126	—

Shareholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 2,241,500 and 1,725,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (1)	224	173
Additional paid-in capital	—	24,827
Accumulated deficit	(2,687,572)	(85,388)
Total Shareholders’ Deficit	(2,687,348)	(60,388)
Total Liabilities and Shareholders’ Deficit	$71,098,044	$289,612

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 225,000 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Consolidated Statements of Operations

	For The Year Ended December 31, 2022	For The Period From February 19 2021 (Inception) To December 31, 2021
Formation, general and administrative expenses	$754,524	$85,388
Loss from operations	(754,524)	(85,388)

Other income
Interest income on marketable securities held in trust account	1,008,126	—
Net Income (loss)	$253,602	$(85,388)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	5,595,616	—
Non-redeemable ordinary shares-basic and diluted (1)	2,101,326	1,500,000

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.68	$ N/A
Non-redeemable ordinary shares-basic and diluted	$(1.70)	$(0.06)

(1)	The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to December 31, 2021 excludes an aggregate of up to 225,000 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares from 1,437,500 to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of these consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Consolidated Statements of Changes in Shareholders’ Deficit

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, February 19, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the initial shareholder in February 2021	1,437,500	144	24,856	—	25,000
Share dividend of 0.2 shares for each outstanding share in December 2021	287,500	29	(29)	—	—
Net loss	—	—	—	(85,388)	(85,388)
Balances, December 31, 2021 (1)	1,725,000	$173	$24,827	$(85,388)	$(60,388)
Issuance of public units	6,900,000	690	68,999,310	—	69,000,000
Issuance of private units	351,500	35	3,514,965	—	3,515,000
Issuance of representative shares	165,000	16	1,262,234	—	1,262,250
Deduction of offering costs	—	—	(5,614,686)	—	(5,614,686)
Deduction for value of ordinary shares subject to redemption	(6,900,000)	(690)	(62,789,310)	—	(62,790,000)
Allocation of offering costs to ordinary shares subject to redemption	—	—	5,109,364	—	5,109,364
Deduction for increases of carrying value of redeemable shares	—	—	(10,506,704)	(2,855,786)	(13,362,490)
Net loss	—	—	—	253,602	253,602
Balances, December 31, 2022	2,241,500	$224	—	$(2,687,572)	$(2,687,348)

(1)	The number of ordinary shares outstanding at December 31, 2021 includes an aggregate of up to 225,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise over-allotment option. In connection with the increase in the size of the offering, on December 20, 2021, the Company declared a 20% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares from 1,437,500 to 1,725,000, including up to an aggregate of 225,000 founder shares subject to forfeiture. In connection with the closing of the initial public offering and the underwriter’s full exercise of over-allotment option on March 11, 2022, the 225,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Period From February 19, 2021 (Inception) To December 31, 2021
Cash flow from operating activities
Net income (loss)	$253,602	$(85,388)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in trust account	(1,008,126)	—
Change in operating assets and liabilities:
Change in prepaid expenses	(10,000)
Change in accrued expense — related party	5,323
Change in accrued expense and other current liabilities	321,943	—
Net cash used in operating activities	(437,258)	(85,388)

Cash flow from investing activities
Cash deposited in trust account	(70,035,000)	—
Net cash used in investing activities	(70,035,000)	—

Cash flow from financing activities
Proceeds from sale of ordinary shares	—	25,000
Proceeds from note payable to a related party	200,000	300,000
Proceeds from issuance of public units	69,000,000
Proceeds from issuance of private units (1)	3,015,000	—
Payment of underwriting fee	(1,380,000)	—
Payment of other offering costs	(383,614)	(173,822)
Net cash provided by financing activities	70,451,386	151,178

Net change in cash	(20,872)	65,790
Cash at beginning of period	65,790	—
Cash at end of period	$44,918	$65,790

Non-cash investing and financial activities:
Deferred offering costs accrued	$—	$50,000
Note payable to a related party converted to subscription of private units	500,000	—
Deferred underwriting commission charged to additional paid in capital	2,415,000	—
Issuance of representative shares charged to additional paid in capital	1,262,250	—
Initial value of public shares subject to possible redemption	62,790,000	—
Reclassification of offering cost related to public shares	(5,109,364)	—
Subsequent measurement of public shares subject to possible redemption	13,362,490	—

(1)	On March 11, 2022, a total of $500,000 under promissory note payable to a related party was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit.

The accompanying notes are an integral part of these consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Notes to Consolidated Financial Statements

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

As of December 31, 2022, the Company had not yet commenced any operations and had not generated revenue. All activity for the period from February 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Pursuant to the Merger Agreement, immediately prior to the proposed business combination, the Company will reincorporate into the State of Delaware so as to re-domicile as and become a Delaware corporation by means of merging with and into a newly formed Delaware corporation (the “Reincorporation”), with the Company together with its successor (LBBB Merger Corp., a Delaware corporation) being the purchaser (the “Purchaser”) of the proposed business combination.

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

On November 14, 2022, LBBB Merger Corp., the Company’s wholly owned subsidiary, filed a Form S-4 containing the registration statement with respect to the proposed business combination with Nature's Miracle.

On December 28, 2022, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 1 to the registration statement to address comments LBBB Merger Corp. received from the SEC on December 14, 2022, regarding the registration statement.

Liquidation

Pursuant to the amended and restated memorandum and articles of association, if the Company is unable to complete its initial business combination within 15 months from the effective date of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $44,918 in cash held outside its Trust Account available for the Company’s working capital purposes.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the sponsor of $25,000 (see Note 8) for the founder shares and the loan under several unsecured promissory notes from the sponsor of $500,000 in total (see Note 5). On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes at December 31, 2022.

Upon the consummation of the IPO and the full exercise of over-allotment and associated private placements (see Note 3 and Note 4) on March 11, 2022, $70,035,000 of cash was placed in the Trust Account.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5). To date, an aggregate principal amount of $200,000 was outstanding and evidenced by an unsecured promissory note issued to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $200,000 does not have the conversion feature of converting into additional private units, based on the description of the promissory note.

In addition, an aggregate principal amount of $250,000 under a loan agreement with a third party lender was outstanding as of the date this report was issued. The loan is guaranteed by the Company’s sponsor and Nature’s Miracle Inc. (“NMI”) with no interest bearing and is repayable on or before June 11, 2023 (the “Repayment Date”). The Company shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date. The amount of $250,000 was deposited into the Company’s Trust Account in accordance with the term of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, staying as a public company and consummating the business combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principals of Consolidation

The accompanying consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries where the Company has the ability to exercise control, namely, LBBB Merger Corp. and LBBB Merger Sub Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

As of December 31, 2022, the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Interest income earned on these investments is fully reinvested into the investments held in Trust Account and therefore considered as an adjustment to reconcile net loss to net cash used in operating activities in the Statements of Cash Flow. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.296 per share as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the year ended December 31, 2022 and for the period from February 19, 2021 (inception) to December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the consolidated statements of operations is based on the following:

	For The Year Ended December 31, 2022	For The Period From February 19, 2021 (Inception) To December 31, 2021
Net income (loss)	$253,602	$(85,388)
Accretion of temporary equity to initial redemption value ($10.15 per share) (1)	(12,354,364)	—
Interest earned from trust account	(1,008,126)	—
Net loss including accretion of temporary equity to redemption value	$(13,108,888)	$(85,388)

	For The Year Ended December 31, 2022		For The Period From February 19, 2021 (Inception) To December 31, 2021
	Redeemable Shares	Non-redeemable Shares	Redeemable Shares		Non-redeemable Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(9,530,057)	$(3,578,831)		$—	$(85,388)
Accretion of temporary equity to initial redemption value ($10.15 per share) (1)	12,354,364	—		—	—
Interest earned from trust account	1,008,126	—		—	—
Allocation of net income/(loss)	$3,832,433	$(3,578,831)		$—	$(85,388)

Denominators:
Weighted-average shares outstanding	5,595,616	2,101,326		—	1,500,000
Basic and diluted net income/(loss) per share	$0.68	$(1.70)	$	N/A	$(0.06)

(1)	Based on IPO prospectus of the Company, redemption price was initially $10.15 per share, plus any pro rata interest earned on the fund held in the trust account less amount necessary to pay the Company’s taxes. An aggregate of $12,354,364 was accreted to the redemption value of public shares at the closing of the IPO.

The number of weighted-average shares outstanding for the period from February 19, 2021 (Inception) to December 31, 2021 excludes an aggregate of up to 225,000 shares of non-redeemable shares that are subject to forfeiture if the underwriter does not exercise over-allotment option.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 19, 2021, the evaluation was performed for the period ended December 31, 2021 and for the year ended December 31, 2022. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties incurred for the year ended December 31, 2022.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was nil and it had no deferred tax assets for the period presented. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Any interest payable in respect to US debt obligations held by the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company may be subject to tax in their respective jurisdictions based on applicable laws, for instances, U.S. persons may be subject to tax on the amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The Company’s wholly owned subsidiaries, LBBB Merger Corp. and LBBB Merger Sub Inc. were incorporated under Delaware law, and their tax provisions were nil and they had no deferred tax assets for the period presented.

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

As of December 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public warrants and public rights	(6,210,000)
Offering costs of public shares	(5,109,364)
Plus:
Accretion of carrying value to redemption value	13,362,490
Ordinary share subject to possible redemption	$71,043,126

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. Since inception through December 31, 2022, the Company had paid an aggregate of $198,000 to the sponsor.

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

As mentioned in Note 1, in order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available. As of December 31, 2022, there was nil working capital loan outstanding.

Other Related Party Transactions

For the year ended December 31, 2022 and for the period from February 19, 2021 (Inception) to December 31, 2021, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $20,666 and $3,577 respectively. The outstanding balance amount was $5,323 at December 31, 2022, and this amount was accrued as indicated in the accompanying consolidated financial statements; the balance amount was nil at December 31, 2021.

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

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$71,043,126

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021.

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

Engagement agreement with Legal Counsel

The Company has entered into an engagement agreement with its legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $200,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of December 31, 2022, an aggregate of $250,000 had been accrued into the Company’s consolidated financial statements.

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

As of December 31, 2022, there were 2,241,500 shares of ordinary shares issued and outstanding excluding 6,900,000 shares subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements were issued and identified the following subsequent events that shall be disclosed.

On January 20, 2023, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 2 to the registration statement to address comments LBBB Merger Corp. received from the SEC on January 12, 2023.

On February 10, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

On March 9, 2023, the Company held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved to amend our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), and to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The amended Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the approval of the Extension, the Company deposited into the Trust Account $250,000 in accordance with the terms of the Charter Amendment. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares. An aggregate payment of $28,707,673 was distributed from the Company’s Trust Account because of this redemption.

On March 10, 2023, the Company entered into a loan agreement as the borrower with a third party lender, the Company’s sponsor and Nature’s Miracle Inc. (“NMI”) as the guarantors. The principal amount was $250,000 with no interest bearing and was repayable on or before June 11, 2023 (the “Repayment Date”). The Company shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date.

On March 28, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $100,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

Except for the foregoing, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.