Form 10-Q
period 2023-03-31
Lakeshore Acquisition II Corp.
filed 2023-05-12
CIK 1867287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41317

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 12, 2023 there were 6,374,089 ordinary shares, par value $0.0001, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION II CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	Unaudited

ASSETS
Current assets
Cash and cash equivalents	$73,728	$44,918
Prepaid expenses	52,500	10,000
Marketable securities held in trust account	43,300,983	71,043,126
Total Current Assets	43,427,211	71,098,044
Total Assets	$43,427,211	$71,098,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable — related party	$200,000	$—
Short term loan	250,000	—
Deferred underwriting fee payable	2,415,000	2,415,000
Accrued expense — related party	—	5,323
Accrued expenses and other current liabilities	338,222	321,943
Total Current Liabilities	3,203,222	2,742,266
Total Liabilities	3,203,222	2,742,266

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary share subject to possible redemption: 4,132,589 shares at redemption value of approximately $10.478 per share at March 31, 2023 and 6,900,000 shares at redemption value of approximately $10.296 per share at December 31, 2022, respectively	43,300,983	71,043,126

Shareholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 2,241,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	224	224
Accumulated deficit	(3,077,218)	(2,687,572)
Total Shareholders’ Deficit	(3,076,994)	(2,687,348)
Total Liabilities and Shareholders’ Deficit	$43,427,211	$71,098,044

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Operations.

	For The	For The
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2023	2022
Formation, general and administrative expenses	$139,646	$52,398
Loss from operations	(139,646)	(52,398)

Other income
Interest income on marketable securities held in trust account	715,531	5,016
Net Income (Loss)	$575,885	$(47,382)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	6,192,773	1,610,000
Non-redeemable ordinary shares-basic and diluted	2,241,500	1,845,517

Basic and diluted net income or net loss per share
Redeemable ordinary shares-basic and diluted	$0.11	$4.09
Non-redeemable ordinary shares-basic and diluted	$(0.05)	$(3.59)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit

			Additional		Total
	Ordinary	Shares	Paid-in	Accumulated	Shareholder ’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,725,000	$173	$24,827	$(85,388)	$(60,388)
Issuance of public units	6,900,000	690	68,999,310	—	69,000,000
Issuance of private units	351,500	35	3,514,965	—	3,515,000
Issuance of representative shares	165,000	16	1,262,234	—	1,262,250
Deduction of offering costs	—	—	(5,614,686)	—	(5,614,686)
Deduction for value of ordinary shares subject to redemption	(6,900,000)	(690)	(62,789,310)	—	(62,790,000)
Allocation of offering costs to ordinary shares subject to redemption	—	—	5,109,364	—	5,109,364
Deduction for increases of carrying value of redeemable shares	—	—	(10,506,704)	(1,847,660)	(12,354,364)
Net loss	—	—	—	(47,382)	(47,382)
Balances, March 31, 2022	2,241,500	$224	$—	$(1,980,430)	$(1,980,206)

			Additional		Total
	Ordinary	Shares	Paid-in	Accumulated	Shareholder ’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	2,241,500	$224	$—	$(2,687,572)	$(2,687,348)
Deduction for increases of carrying value of redeemable shares	—	—	—	(965,531)	(965,531)
Net income	—	—	—	575,885	575,885
Balances, March 31, 2023	2,241,500	$224	$—	$(3,077,218)	$(3,076,994)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$575,885	$(47,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(715,531)	(5,016)
Change in operating assets and liabilities:
Change in prepaid expenses	(42,500)	—
Change in accrued expense — related party	(5,323)	—
Change in accrued expense and other current liabilities	16,279	15,375
Net cash used in operating activities	(171,190)	(37,023)

Cash flow from investing activities
Proceeds from sale of marketable securities in trust account	28,707,673	—
Cash deposited in trust account	(250,000)	(70,035,000)
Net cash provided (used) in investing activities	28,457,673	(70,035,000)

Cash flow from financing activities
Proceeds from note payable to a related party	200,000	200,000
Proceeds from short term loan	250,000	—
Proceeds from issuance of public units	—	69,000,000
Proceeds from issuance of private units (1)	—	3,015,000
Payment for redemption of ordinary shares	(28,707,673)	—
Payment of underwriting fee	—	(1,380,000)
Payment of other offering costs	—	(372,614)
Net cash (used) provided by financing activities	(28,257,673)	70,462,386

Net change in cash	28,810	390,363
Cash at beginning of period	44,918	65,790
Cash at end of period	$73,728	$456,153

Non-cash investing and financial activities:
Note payable to a related party converted to subscription of private units	—	500,000
Deferred underwriting commission charged to additional paid in capital	—	2,415,000
Issuance of representative shares charged to additional paid in capital	—	1,262,250
Initial value of public shares subject to possible redemption	—	62,790,000
Reclassification of offering cost related to public shares	—	(5,109,364)
Subsequent measurement of public shares subject to possible redemption	965,531	12,354,364

(1)	On March 11, 2022, a total of $500,000 under promissory note payable to a related party was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit.

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

As of March 31, 2023, the Company had not yet commenced any operations and had not generated revenue. All activity for the period from February 19, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

On March 9, 2023, the Company held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The amended Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the approval of the Extension, the Company deposited into the Trust Account $250,000 in accordance with the terms of the Charter Amendment. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares. An aggregate payment of $28,707,673 was distributed from the Company’s Trust Account for the ordinary shares redeemed.

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

In connection with the General Meeting held on March 9, 2023, an aggregate payment of $28,707,673 was distributed from the Company’s Trust Account for the 2,767,411 ordinary shares redeemed.

As of March 31, 2023, an aggregate of $43,300,983 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $73,728 in cash held outside its Trust Account available for the Company’s working capital purposes.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the sponsor of $25,000 (see Note 8) for the founder shares and the loan under several unsecured promissory notes from the sponsor of $500,000 in total (see Note 5). On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under these notes upon the consummation of the IPO and associated private placements.

Upon the consummation of the IPO and the full exercise of over-allotment and associated private placements (see Note 3 and Note 4) on March 11, 2022, $70,035,000 of cash was placed in the Trust Account.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5). To date, an aggregate principal amount of $200,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $200,000 does not have the conversion feature of converting into additional private units, based on the description of the promissory note.

In addition, an aggregate principal amount of $250,000 under a loan agreement with a third party lender was outstanding as of March 31, 2023. The loan is guaranteed by the Company’s sponsor and Nature’s Miracle Inc. (“NMI”) with no interest bearing and is repayable on or before June 11, 2023 (the “Repayment Date”). The Company shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date. If the loan is not repaid by the Repayment date, the unpaid principal amount of the loan shall bear interest at the Applicable Interest Rate and be payable with accrued interest on demand. The amount of $250,000 was deposited into the Company’s Trust Account in accordance with the term of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”).

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

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that the Company fails to consummate business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

As of March 31, 2023 and December 31, 2022, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Interest income earned on these investments is fully reinvested into the investments held in Trust Account and therefore considered as an adjustment to reconcile net loss to net cash used in operating activities in the Statements of Cash Flow. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of approximately $10.478 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended March 31, 2023 and March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the Condensed Consolidated statement of operations is based on the following:

	For The Three Months	For The Three Months
	Ended March 31, 2023	Ended March 31, 2022
Net income (loss)	$575,885	$(47,382)
Accretion of temporary equity to initial redemption value (1)	(250,000)	(12,354,364)
Interest earned from trust account	(715,531)	(5,016)
Net loss including accretion of temporary equity to redemption value	$(389,646)	$(12,406,762)

	For The Three Months Ended		For The Three Months Ended
	March 31, 2023		March 31, 2022
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(286,093)	$(103,553)	$(5,780,583)	$(6,626,179)
Accretion of temporary equity to redemption value	965,531	—	12,359,380	—
Allocation of net income/(loss)	$679,438	$(103,553)	$6,578,797	$(6,626,179)

Denominators:
Weighted-average shares outstanding	6,192,773	2,241,500	1,610,000	1,845,517
Basic and diluted net income/(loss) per share	$0.11	$(0.05)	$4.09	$(3.59)

(1)	Based on IPO prospectus of the Company, redemption price was initially $10.15 per share, plus any pro rata interest earned on the fund held in the trust account less amount necessary to pay the Company’s taxes. An aggregate of $12,354,364 was accreted to the redemption value of public shares at the closing of the IPO. Based on the terms of the amended and restated memorandum and articles of association amended on March 10, 2023, an aggregate of $250,000 was accreted to the redemption value of the 4,132,589 shares of redeemable shares that remained.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the period ended December 31, 2022 and the upcoming 2023 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties incurred since the Company was incorporated on February 19, 2021.

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

As of March 31, 2023, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of March 31, 2023
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public warrants and public rights	(6,210,000)
Offering costs of public shares	(5,109,364)
Redemption payment for 2,767,411 shares redeemed	(28,707,673)
Plus:
Accretion of carrying value to redemption value	14,328,020
Ordinary share subject to possible redemption	$43,300,983

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. From May 6, 2021 to March 31, 2023, the Company had paid an aggregate of $228,000 to the sponsor. For the three months ended March 31, 2023 and March 31, 2022, the Company incurred and paid $30,000 in the fees for each period.

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

As mentioned in Note 1, in order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available. As of March 31, 2023, an aggregate principal amount of $200,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, the Company’s sponsor. The principal shall be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $200,000 does not have the conversion feature of converting into additional private units, based on the description of the promissory note.

Other Related Party Transactions

For the three months ended March 31, 2023 and March 31, 2022, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $6,957 and nil respectively. The outstanding balance amount was nil at March 31, 2023. The outstanding balance amount was $5,323 at December 31, 2022, and this amount was paid off as of March 31, 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$43,300,983	$71,043,126

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

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

Engagement agreement with Legal Counsel

The Company has entered into an engagement agreement with its legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $250,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of March 31, 2023, an aggregate of $250,000 had been accrued into the Company’s condensed consolidated financial statements.

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

On March 9, 2023, the Company held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The amended Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares.

As of March 31, 2023, there were 2,241,500 shares of ordinary shares issued and outstanding excluding 4,132,589 shares subject to possible redemption.

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

On April 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“ Yorkville”) and the SEPA shall be effective on the sixth trading day following the date of the Company’s closing of the proposed Business Combination with Nature’s Miracle Inc. (“NMI”) (the “Effective Date”). Pursuant to the SEPA, the resulting listing company of the proposed Business Combination shall have the right, but not the obligation to issue its common shares to Yorkville from time to time with certain volume and price limitations, and the aggregate amount of gross proceeds is up to $60,000,000. The commitment period commences on the Effective Date and terminates on the earlier of (i) the first day of the month following the 36-month anniversary of the Effective Date and (ii) the committed amount of $60,000,000 is paid up.

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

We presently have no revenue. All activities for the period from February 19, 2021 (inception) through March 31, 2023 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited Condensed Consolidated financial statements, as of March 31, 2023, we had $73,728 in cash held outside its Trust Account available for working capital purposes.

Recent Developments

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

On April 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“ Yorkville”) and the SEPA shall be effective on the sixth trading day following the date of the Company’s closing of the proposed Business Combination with Nature’s Miracle Inc. (“NMI”) (the “Effective Date”). Pursuant to the SEPA, the resulting listing company of the proposed Business Combination shall have the right, but not the obligation to issue its common shares to Yorkville from time to time with certain volume and price limitations, and the aggregate amount of gross proceeds is up to $60,000,000. The commitment period commences on the Effective Date and terminates on the earlier of (i) the first day of the month following the 36-month anniversary of the Effective Date and (ii) the committed amount of $60,000,000 is paid up.

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

For the three months ended March 31, 2023, we had a net income of $575,885. We incurred $139,646 of general and administrative expenses and earned $715,531 of interest income from investments in our Trust Account.

For the three months ended March 31, 2022, we had a net loss of $47,382. We incurred $52,398 in formation, general and administrative expenses and earned $5,016 of interest income from investments in our Trust Account.

Liquidity and Capital Resources

As of March 31, 2023, we had $73,728 in cash held outside our Trust Account available for our working capital purposes.

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

In order to meet its working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. If we do not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this report). To date, an aggregate principal amount of $200,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, our sponsor. The principal shall be payable promptly on the earlier date on which either we consummates an initial business combination or has received financing from other parties with no interest accrued, and the amount of $200,000 does not have the conversion feature of converting into additional private units, based on the description of the promissory note.

In addition, an aggregate principal amount of $250,000 under a loan agreement with a third party lender was outstanding as of the date this report was issued. The loan is guaranteed by our sponsor and Nature’s Miracle Inc. (“NMI”) with no interest bearing and is repayable on or before June 11, 2023 (the “Repayment Date”). We shall cause to issue 25,000 bonus shares to the lender of the surviving company when completing the proposed business combination with NMI, no later than the Repayment Date. The amount of $250,000 was deposited into our Trust Account in accordance with the term of our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”).

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, staying as a public company and consummating the proposed business combination.

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

We performed an assessment on our ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that we will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that we fail to consummate business combination within the required period, we will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about our ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of us not continuing as a going concern, as a result of failing to consummate business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

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

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 11, 2022, offering costs totaled $5,614,686. The amount was consisted of $1,380,000 of underwriting commissions, $2,415,000 of deferred underwriting commissions, and $1,819,686 of other offering costs (which includes $1,262,250 of representative shares, as described in Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this report). We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. We allocate offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $5,109,364 was allocated to public shares and was charged to temporary equity, and a sum of $505,322 was allocated to public warrants and public rights, and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

We account for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of approximately $10.478 per share as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

For the three months ended March 31, 2023 and March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

Warrants

We evaluate the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both public and private warrants are classified in shareholders’ equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Underwriting Agreement

A deferred underwriting commission of $0.35 per Public Unit sold, totaling $2,415,000 will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we completes a Business Combination, without accrued interest. In the event that we do not close a Business Combination, the representative underwriter forfeits its right to receive the commission.

Registration Rights

The initial shareholders will be entitled to registration rights with respect to their initial shares, as well as the holders of the Private Units and holders of any securities issued to our initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to us, will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that we register these securities at any time after we consummates a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination.

Engagement agreement with Legal Counsel

We have entered into an engagement agreement with our legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $250,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of March 31, 2023, an aggregate of $250,000 had been accrued into our condensed consolidated financial statements.

Engagement agreement with Underwriter

We have entered into an engagement agreement with its underwriter with respect to the proposed business combination. A success fee will be paid upon closing of the business combination, with the amount calculated as the following schedule: (i) 2% of the aggregate value of transaction (as described in Note 1, Business Combination) for the part up to $200 million; (ii) 1% for the part over $200 million.

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

Evaluation of Disclosure Controls and Procedures

In our Annual Report on Form 10-K file with the SEC on March 30, 2023, we disclosed material weakness in our internal control over financial reporting. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the material weakness had not been remediated as of March 31, 2023, and therefore our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the March 31, 2023. In light of the material weakness identified, we will consider engaging an external SEC Consultant to perform the duties of financial reporting. Management will review the books and records and financial statements prepared by the external consultant. We will also enhance the management review controls for financial reporting. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 and March 31, 2022 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 11, 2022, we consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”), which includes full exercise of the underwriter’s over-allotment option. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), one-half of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share, and one right that entitles the holder thereof to receive one-tenth (1/10) of one Ordinary Share upon consummation of our initial business combination (“Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000.The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 262381). The SEC declared the registration statement effective on March 8, 2022.

Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) in which RedOne Investment Limited (the “Sponsor”), which purchased 351,500 private units (the “Private Placement Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,515,000.

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

On March 9, 2023, we held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The amended Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the approval of the Extension, the Company deposited into the Trust Account $250,000 in accordance with the terms of the Charter Amendment. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares. An aggregate payment of $28,707,673 was distributed from the Company’s Trust Account for the ordinary shares redeemed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)
10.1	Standby Equity Purchase Agreement dated April 10, 2023 (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 10, 2023)
10.2	Form of Loan Agreement (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakeshore Acquisition II Corp.

Date: May 12, 2023	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)