Form 10-Q
period 2023-09-30
Lakeshore Acquisition II Corp.
filed 2023-11-07
CIK 1867287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 7, 2023 there were 5,729,422 ordinary shares, par value $0.0001, issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2023 and Consolidated Balance Sheet as of December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2023, the nine months ended September 30, 2023, the three months ended September 30, 2022 and the nine months ended September 30, 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2023, the nine months ended September 30, 2023, the three months ended September 30, 2022 and the nine months ended September 30, 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and the nine months ended September 30, 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION II CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	Unaudited

ASSETS
Current assets
Cash and cash equivalents	$30,050	$44,918
Prepaid expenses	17,500	10,000
Marketable securities held in trust account	37,797,355	71,043,126
Total Current Assets	37,844,905	71,098,044
Total Assets	$37,844,905	$71,098,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable — related party	$340,000	$—
Notes payable	280,000	—
Short term loan — related party	125,000
Short term loan	125,000	—
Deferred underwriting fee payable	2,415,000	2,415,000
Accrued expense — related party	—	5,323
Accrued expenses and other current liabilities	503,336	321,943
Total Current Liabilities	3,788,336	2,742,266
Total Liabilities	3,788,336	2,742,266

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary share subject to possible redemption: 3,487,922 shares at redemption value of approximately $10.837 per share at September 30, 2023 and 6,900,000 shares at redemption value of approximately $10.296 per share at December 31, 2022, respectively	37,797,355	71,043,126

Shareholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 2,241,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	224	224
Accumulated deficit	(3,741,010)	(2,687,572)
Total Shareholders’ Deficit	(3,740,786)	(2,687,348)
Total Liabilities and Shareholders’ Deficit	$37,844,905	$71,098,044

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Operations.

	For The	For The	For The	For The
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2022
Formation, general and administrative expenses	$100,575	$482,410	$241,840	$445,256
Loss from operations	(100,575)	(482,410)	(241,840)	(445,256)

Other income (expense)
Interest expense	(342)	(1,027)	—	—
Interest income on marketable securities held in trust account	484,750	1,698,916	316,100	415,703
Net income (loss)	$383,833	$1,215,479	$74,260	$(29,553)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	3,487,922	4,533,123	6,900,000	5,156,044
Non-redeemable ordinary shares-basic and diluted	2,241,500	2,241,500	2,241,500	2,110,956

Basic and diluted net income (loss) per share
Redeemable ordinary shares-basic and diluted	$0.15	$0.35	$0.02	$0.72
Non-redeemable ordinary shares-basic and diluted	$(0.06)	$(0.16)	$(0.03)	$(1.76)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit

			Additional		Total
	Ordinary	Shares	Paid-in	Accumulated	Shareholder ’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,725,000	$173	$24,827	$(85,388)	$(60,388)
Issuance of public units	6,900,000	690	68,999,310	—	69,000,000
Issuance of private units	351,500	35	3,514,965	—	3,515,000
Issuance of representative shares	165,000	16	1,262,234	—	1,262,250
Deduction of offering costs	—	—	(5,614,686)	—	(5,614,686)
Deduction for value of ordinary shares subject to redemption	(6,900,000)	(690)	(62,789,310)	—	(62,790,000)
Allocation of offering costs to ordinary shares subject to redemption	—	—	5,109,364	—	5,109,364
Deduction for increases of carrying value of redeemable shares	—	—	(10,506,704)	(1,847,660)	(12,354,364)
Net loss	—	—	—	(47,382)	(47,382)
Balances, March 31, 2022	2,241,500	224	—	(1,980,430)	(1,980,206)
Deduction for increases of carrying value of redeemable shares	—	—	—	(99,603)	(99,603)
Net loss	—	—	—	(56,431)	(56,431)
Balances, June 30, 2022	2,241,500	224	$—	$(2,136,464)	$(2,136,240)
Deduction for increases of carrying value of redeemable shares	—	—	—	(316,100)	(316,100)
Net income	—	—	—	74,260	74,260
Balances, September 30, 2022	2,241,500	$224	$—	$(2,378,304)	$(2,378,080)

			Additional		Total
	Ordinary	Shares	Paid-in	Accumulated	Shareholder ’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	2,241,500	$224	$—	$(2,687,572)	$(2,687,348)
Deduction for increases of carrying value of redeemable shares	—	—	—	(965,531)	(965,531)
Net income	—	—	—	575,885	575,885
Balances, March 31, 2023	2,241,500	224	—	(3,077,218)	(3,076,994)
Deduction for increases of carrying value of redeemable shares	—	—	—	(578,635)	(578,635)
Net income	—	—	—	255,760	255,760
Balances, June 30, 2023	2,241,500	224	—	(3,400,093)	(3,399,869)
Deduction for increases of carrying value of redeemable shares	—	—	—	(724,750)	(724,750)
Net income	—	—	—	383,833	383,833
Balances, September 30, 2023	2,241,500	$224	$—	$(3,741,010)	$(3,740,786)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

LAKESHORE ACQUISITION II CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$1,215,479	$(29,553)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in trust account	(1,698,916)	(415,703)
Change in operating assets and liabilities:
Change in prepaid expenses	(7,500)	(25,000)
Change in accrued expense — related party	(5,323)	—
Change in accrued expense and other current liabilities	181,392	104,500
Net cash used in operating activities	(314,868)	(365,756)

Cash flow from investing activities
Proceeds from sale of marketable securities in trust account	35,514,686	—
Cash deposited in trust account	(570,000)	(70,035,000)
Net cash provided (used) in investing activities	34,944,686	(70,035,000)

Cash flow from financing activities
Proceeds from note payable to a related party	340,000	200,000
Proceeds from note payable	280,000	—
Proceeds from short term loan — related party	125,000	—
Proceeds from short term loan	375,000	—
Proceeds from issuance of public units	—	69,000,000
Proceeds from issuance of private units (1)	—	3,015,000
Repayment of short term loan	(250,000)
Payment for redemption of ordinary shares	(35,514,686)	—
Payment of underwriting fee	—	(1,380,000)
Payment of other offering costs	—	(383,614)
Net cash (used) provided by financing activities	(34,644,686)	70,451,386

Net change in cash	(14,868)	50,630
Cash at beginning of period	44,918	65,790
Cash at end of period	$30,050	$116,420

Non-cash investing and financial activities:
Note payable to a related party converted to subscription of private units	—	500,000
Deferred underwriting commission charged to additional paid in capital	—	2,415,000
Issuance of representative shares charged to additional paid in capital	—	1,262,250
Initial value of public shares subject to possible redemption	—	62,790,000
Reclassification of offering cost related to public shares	—	(5,109,364)
Subsequent measurement of public shares subject to possible redemption	2,268,916	12,770,067

(1)	On March 11, 2022, a total of $500,000 under promissory note payable to a related party was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit.

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

As of September 30, 2023, the Company had not yet commenced any operations and had not generated revenue. All activity for the period from February 19, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

In connection with the General Meeting held on March 9, 2023, an aggregate payment of $28,707,673 was distributed from the Company’s Trust Account for the 2,767,411 ordinary shares redeemed; and $250,000 was deposited into the Trust Account in connection with extensions of the liquidation date of the Company as a SPAC to June 11, 2023.

In connection with the General Meeting held on June 5, 2023, an aggregate payment of $6,807,013 was distributed from the Company’s Trust Account for the 644,667 ordinary shares redeemed; and an aggregate amount of $320,000 had been deposited into the Trust Account by September 11, 2023 in connection with extensions of the liquidation date of the Company as a SPAC.

As of September 30, 2023, an aggregate of $37,797,355 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

On October 12, 2023, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 3 to the registration statement to address comments LBBB Merger Corp. received from the SEC on January 31, 2023.

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

On April 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“ Yorkville”) and the SEPA will be effective on the sixth trading day following the date of the Company’s closing of the proposed Business Combination with Nature’s Miracle Inc. (“NMI”) (the “Effective Date”). Pursuant to the SEPA, the resulting listing company of the proposed Business Combination will have the right, but not the obligation to issue its common shares to Yorkville from time to time with certain volume and price limitations, and the aggregate amount of gross proceeds is up to $60,000,000. The commitment period commences on the Effective Date and terminates on the earlier of (i) the first day of the month following the 36-month anniversary of the Effective Date and (ii) the committed amount of $60,000,000 is paid up. On June 12, 2023, the Company entered into Amendment Number 1 to the SEPA (the “Amendment”), Prior to the Amendment, the SEPA would terminate if the business combination did not close by June 30, 2023. The Amendment extended such date by which the business combination must close to December 11, 2023.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $30,050 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5). As of September 30, 2023 and to date, an aggregate principal amount of $340,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, the Company’s sponsor. The principal will be payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued.

On March 10, 2023, the Company entered into a loan agreement as the borrower with a third party lender, our sponsor and Nature’s Miracle Inc. (“NMI”) as the guarantors. The principal amount of the loan was $250,000 and the amount was deposited into the Trust Account in accordance with the term of our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”). The loan was with no interest bearing until June 11, 2023. Based on the loan agreement and subsequent confirmation among each party, the loan was repayable on July 11, 2023 (the “Repayment Date”) and bears interest for one (1) month with an annualized London Interbank Offering Rate (LIBOR) of 5%. The loan was repaid in full on July 12, 2023 including principal and interest. However, the Company will cause to issue 25,000 bonus shares to the lender of the surviving company (“PubCo”) when completing the proposed business combination with NMI.

On July 11, 2023, the Company entered into two separate loan agreements for an aggregate principal amount of $250,000, on substantially the same terms. The lender of the first loan agreement is Bill Chen, Chief Executive Officer of the Company and the lender of the second loan agreement is James Li, the Chief Executive Officer of Nature’s Miracle. Each of them agreed to lend the Company a principal amount of $125,000, respectively. Pursuant to the loan agreements, the loans are unsecured and do not bear interest; provided that, if the loan is not repaid by the maturity date on November 11, 2023, then the outstanding amount will bear interest at 8% per annum, and will be payable with accrued interest on demand. The loan agreements also provide for the issuance to each lender of 12,500 shares of Class A common stock (or 25,000 shares in the aggregate) of PubCo no later than the earlier of (i) the maturity date and (ii) the closing of the planned business combination. The loan agreements also provide for customary registration rights for such shares.

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

On July 7, 2023, the Company issued an unsecured promissory note (the “July Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that the Company does not consummate a business combination, the July Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

On August 10, 2023, the Company issued an unsecured promissory note (the “August Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that the Company does not consummate a business combination, the August Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

On September 11, 2023, the Company issued an unsecured promissory note (the “September Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that the Company does not consummate a business combination, the September Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

As of September 30, 2023, an aggregate principal amount of $280,000 was outstanding and evidenced by these unsecured promissory notes issued to Nature’s Miracle. In connection with the notes, an aggregate of 6,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

As of September 30, 2023 and December 31, 2022, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Interest income earned on these investments is fully reinvested into the investments held in Trust Account and therefore considered as an adjustment to reconcile net loss to net cash used in operating activities in the Statements of Cash Flow. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, ordinary shares subject to possible redemption are presented at redemption value of approximately $10.837 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the nine months ended September 30, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the Condensed Consolidated statement of operations is based on the following:

	For The	For The	For The	For The
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2022
Net income (loss)	$383,833	$1,215,479	$74,260	$(29,553)
Accretion of temporary equity to initial redemption value (1)	(240,000)	(570,000)	—	(12,354,364)
Interest earned from trust account	(484,750)	(1,698,916)	(316,100)	(415,703)
Net loss including accretion of temporary equity to redemption value	$(340,917)	$(1,053,437)	$(241,840)	$(12,799,620)

	For The		For The		For The		For The
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2023		2023		2022		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	shares	shares	shares	shares	shares	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(207,541)	$(133,376)	$(704,889)	$(348,548)	$(182,541)	$(59,299)	$(9,081,522)	$(3,718,098)
Accretion of temporary equity to initial redemption value (1)	240,000	—	570,000	—	—	—	12,354,364	—
Interest earned from trust account	484,750	—	1,698,916	—	316,100		415,703	—
Allocation of net income/(loss)	$517,209	$(133,376)	$1,564,027	$(348,548)	$133,559	$(59,299)	$3,688,545	$(3,718,098)

Denominators:
Weighted-average shares outstanding	3,487,922	2,241,500	4,533,123	2,241,500	6,900,000	2,241,500	5,156,044	2,110,956
Basic and diluted net income/(loss) per share	$0.15	$(0.06)	$0.35	$(0.16)	$0.02	$(0.03)	$0.72	$(1.76)

(1)	Based on IPO prospectus of the Company, redemption price was initially $10.15 per share, plus any pro rata interest earned on the fund held in the trust account less amount necessary to pay the Company’s taxes. An aggregate of $12,354,364 was accreted to the redemption value of public shares at the closing of the IPO; Based on the terms of the amended and restated memorandum and articles of association amended on March 10, 2023, an aggregate of $250,000 was accreted to the redemption value of the 4,132,589 shares of redeemable shares that remained as of March 31, 2023; Based on the terms of the amended and restated memorandum and articles of association amended on June 9, 2023, an aggregate of $80,000 was accreted to the redemption value of the 3,487,922 shares of redeemable shares that remained as of June 30, 2023; and an aggregate of $240,000 was accreted to the redemption value of the 3,487,922 shares of redeemable shares that remained as of September 30, 2023.

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

As of September 30, 2023, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2023
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public warrants and public rights	(6,210,000)
Offering costs of public shares	(5,109,364)
Redemption payment for 3,412,078 shares redeemed	(35,514,686)
Plus:
Accretion of carrying value to redemption value	15,631,405
Ordinary share subject to possible redemption	$37,797,355

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

Administrative Service Fee

The Company has agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for the Company’s use of its personnel and other administrative resources. From May 6, 2021 to September 30, 2023, the Company had paid an aggregate of $288,000 to the sponsor. For the three months ended September 30, 2023 and September 30, 2022, the Company incurred and paid $30,000 in the fees for each period. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred and paid $90,000 in the fees for each period.

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

As mentioned in Note 1, in order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available. As of September 30, 2023 and to date, an aggregate principal amount of $340,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, the Company’s sponsor. The principal is payable promptly on the earlier date on which either the Company consummates an initial business combination or has received financing from other parties with no interest accrued.

On July 11, 2023, the Company entered into two separate loan agreements for an aggregate principal amount of $250,000, on substantially the same terms. The lender of the first loan agreement is Bill Chen, Chief Executive Officer of the Company and the lender of the second loan agreement is James Li, the Chief Executive Officer of Nature’s Miracle. Each of them agreed to lend the Company a principal amount of $125,000, respectively. Pursuant to the loan agreements, the loans are unsecured and do not bear interest; provided that, if the loan is not repaid by the maturity date on November 11, 2023, then the outstanding amount will bear interest at 8% per annum, and will be payable with accrued interest on demand. The loan agreements also provide for the issuance to each lender of 12,500 shares of Class A common stock (or 25,000 shares in the aggregate) of PubCo no later than the earlier of (i) the maturity date and (ii) the closing of the planned business combination. The loan agreements also provide for customary registration rights for such shares.

Other Related Party Transactions

For the three months ended September 30, 2023 and September 30, 2022, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $2,157 and $5,902 respectively. For the nine months ended September 30, 2023 and September 30, 2022, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $10,993 and $20,666 respectively. The outstanding balance amount was nil at September 30, 2023. The outstanding balance amount was $5,323 at December 31, 2022, and this amount had been paid off as of September 30, 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$37,797,355	$71,043,126

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

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

Engagement agreement with Legal Counsel

The Company has entered into an engagement agreement with its legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $250,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of September 30, 2023, an aggregate of $250,000 had been accrued into the Company’s condensed consolidated financial statements.

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

Bonus Shares

As of September 30, 2023, the Company has committed to cause to issue an aggregate of 56,000 bonus shares of PubCo based on the following: (i) 25,000 shares to a third party investor based on the loan agreement entered into on March 10, 2023, and the loan was repaid in full on July 12, 2023; (ii) 12,500 shares to Bill Chen and 12,500 shares to James Li (or 25,000 shares in aggregate) based on the loan agreements entered into on July 11, 2023; (iii) a total of 6,000 shares to Natures Miracle or its designee based on promissory notes issued on July 7, 2023, August 10, 2023 and September 11, 2023, respectively. Since the issuance of the bonus shares is contingent on the consummation of the proposed business combination, and the potential costs of the bonus shares do not qualify as debt discounts or freestanding instruments as of September 30, 2023, they were not booked as expenses and liabilities as of September 30, 2023.

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

As of September 30, 2023, there were 2,241,500 shares of ordinary shares issued and outstanding excluding 3,487,922 shares subject to possible redemption.

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

On October 11, 2023, the Company issued an unsecured promissory note (the “October Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that the Company does not consummate a business combination, the October Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination. The proceeds of the October Note were deposited into the Company’s trust account in connection with extending the business combination completion window until November 11, 2023.

On October 12, 2023, LBBB Merger Corp. filed a Form S-4/A containing amendment No. 3 to the registration statement to address comments LBBB Merger Corp. received from the SEC on January 31, 2023.

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

We presently have no revenue. All activities for the period from February 19, 2021 (inception) through September 30, 2023 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited Condensed Consolidated financial statements, as of September 30, 2023, we had $30,050 in cash held outside its Trust Account available for working capital purposes.

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

On February 10, 2023, we issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, our sponsor. The principal will be payable promptly on the earlier date on which we consummate an initial business combination or has received financing from other parties with no interest accrued.

On March 9, 2023, we held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved to amend our Amended and Restated Memorandum and Articles of Association (the first “Charter Amendment”), and to extend the time for us to complete a business combination for an additional three (3) months, from March 11, 2023 to June 11, 2023 (the “Extension”). The first Charter Amendment was filed with the Registrar of companies in the Cayman Islands on March 10, 2023 and was effective on that date. In connection with the approval of the Extension, we deposited into the Trust Account $250,000 in accordance with the terms of the Charter Amendment. In connection with the General Meeting, shareholders elected to redeem a total of 2,767,411 ordinary shares. An aggregate payment of $28,707,673 was distributed from our Trust Account because of this redemption.

On March 10, 2023, we entered into a loan agreement as the borrower with a third party lender, our sponsor and Nature’s Miracle Inc. (“NMI”) as the guarantors. The principal amount of the loan was $250,000 and the amount was deposited into the Trust Account in accordance with the term of our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”). The loan was with no interest bearing until June 11, 2023. Based on the loan agreement and subsequent confirmation among each party, the loan was repayable on July 11, 2023 (the “Repayment Date”) and bears interest for one (1) month with an annualized London Interbank Offering Rate (LIBOR) of 5%. The loan was repaid in full on July 12, 2023 including principal and interest. However, we will cause to issue 25,000 bonus shares to the lender of the surviving company (“PubCo”) when completing the proposed business combination with NMI.

On March 28, 2023, we issued an unsecured promissory note in the aggregate principal amount of $100,000 to RedOne Investment Limited, our sponsor. The principal will be payable promptly on the earlier date on which either we consummate an initial business combination or has received financing from other parties with no interest accrued.

On April 10, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“ Yorkville”) and the SEPA will be effective on the sixth trading day following the date of the closing of the proposed Business Combination with Nature’s Miracle Inc. (“NMI”) (the “Effective Date”). Pursuant to the SEPA, the resulting listing company of the proposed Business Combination will have the right, but not the obligation to issue its common shares to Yorkville from time to time with certain volume and price limitations, and the aggregate amount of gross proceeds is up to $60,000,000. The commitment period commences on the Effective Date and terminates on the earlier of (i) the first day of the month following the 36-month anniversary of the Effective Date and (ii) the committed amount of $60,000,000 is paid up.

On June 5, 2023, we issued an unsecured promissory note in the aggregate principal amount of $50,000 to RedOne Investment Limited, our sponsor. The principal will be payable promptly on the earlier date on which either we consummate an initial business combination or has received financing from other parties with no interest accrued.

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

On June 8, 2023, we issued an unsecured promissory note in the aggregate amount of $40,000 to Nature’s Miracle. The amount of $40,000 does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the repayment will be only from amounts remaining outside of our trust account, if any.

On June 12, 2023, we entered into Amendment Number 1 to the SEPA (the “Amendment”), Prior to the Amendment, the SEPA would terminate if the Business Combination did not close by June 30, 2023. The Amendment extended such date by which the Business Combination must close to December 11, 2023.

On June 27, 2023, we issued an unsecured promissory note in the aggregate principal amount of $50,000 to RedOne Investment Limited, our sponsor. The principal will be payable promptly on the earlier date on which either we consummate an initial business combination or has received financing from other parties with no interest accrued.

On July 7, 2023, we issued an unsecured promissory note (the “July Note”) in the aggregate principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of our initial business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the July Note will be repaid only from amounts remaining outside of our trust account, if any. In connection with the note, we agreed to cause 2,000 shares of Class A common stock of PubCo to be issued to Nature’s Miracle or its designee following the closing of the business combination. The proceeds of the July Note were deposited into our trust account in connection with extending the business combination completion window until August 11, 2023.

On July 11, 2023, we entered into two separate loan agreements for an aggregate principal amount of $250,000, on substantially the same terms. The lender of the first loan agreement is Bill Chen, Chief Executive Officer of us and the lender of the second loan agreement is James Li, the Chief Executive Officer of Nature’s Miracle. Each of them agreed to lend us a principal amount of $125,000, respectively. Pursuant to the loan agreements, the loans are unsecured and do not bear interest; provided that, if the loan is not repaid by the maturity date on November 11, 2023, then the outstanding amount will bear interest at 8% per annum, and will be payable with accrued interest on demand. The loan agreements also provide for the issuance to each lender of 12,500 shares of Class A common stock (or 25,000 shares in the aggregate) of PubCo no later than the earlier of (i) the maturity date and (ii) the closing of the planned business combination. The loan agreements also provide for customary registration rights for such shares.

On July 12, 2023, the loans closed and the proceeds of the loans were then used to repay in full the $250,000 loan and interest for the period from June 11, 2023 to July 11, 2023, pursuant to the loan agreement dated March 10, 2023 and subsequent confirmation among each party of the loan. An aggregate amount of $ 251,027 was paid on July 12, 2023.

On August 10, 2023, we issued an unsecured promissory note (the “August Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the August Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination. The proceeds of the August Note were deposited into our trust account in connection with extending the business combination completion window until September 11, 2023.

On September 11, 2023, we issued an unsecured promissory note (the “September Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the September Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination. The proceeds of the September Note were deposited in our trust account in connection with extending the business combination completion window until October 11, 2023.

On September 22, 2023, we issued an unsecured promissory note (the “Note”) in the principal amount of $40,000 to RedOne Investment Limited, our sponsor. The principal will be payable promptly on the earlier date on which either we consummate an initial business combination or has received financing from other parties with no interest accrued.

On October 11, 2023, we issued an unsecured promissory note (the “October Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the October Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination. The proceeds of the October Note were deposited into our trust account in connection with extending the business combination completion window until November 11, 2023.

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

For the three months ended September 30, 2023, we had a net income of $383,833. We incurred $100,575 of general and administrative expenses, $342 of interest expense and earned $484,750 of interest income from investments in our Trust Account.

For the nine months ended September 30, 2023, we had a net income of $1,215,479. We incurred $482,410 of general and administrative expenses, $1,027 of interest expense and earned $1,698,916 of interest income from investments in our Trust Account.

For the three months ended September 30, 2022, we had a net income of $74,260. We incurred $241,840 in formation, general and administrative expenses and earned $316,100 of interest income from investments in our Trust Account.

For the nine months ended September 30, 2022, we had a net loss of $29,553. We incurred $445,256 in formation, general and administrative expenses and earned $415,703 of interest income from investments in our Trust Account.

Liquidity and Capital Resources

As of September 30, 2023, we had $30,050 in cash held outside our Trust Account available for our working capital purposes.

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

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to certain amount of the working capital loan may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. If we do not complete a business combination, the working capital loan will only be repaid with funds not held in the trust account and only to the extent available (see Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this report). As of September 30, 2023 and to date, an aggregate principal amount of $340,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, our sponsor. The principal will be payable promptly on the earlier date on which either we consummate an initial business combination or has received financing from other parties with no interest accrued.

On March 10, 2023, we entered into a loan agreement as the borrower with a third party lender, our sponsor and Nature’s Miracle Inc. (“NMI”) as the guarantors. The principal amount of the loan was $250,000 and the amount was deposited into the Trust Account in accordance with the term of our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”). The loan was with no interest bearing until June 11, 2023. Based on the loan agreement and subsequent confirmation among each party, the loan was repayable on July 11, 2023 (the “Repayment Date”) and bears interest for one (1) month with an annualized London Interbank Offering Rate (LIBOR) of 5%. The loan was repaid in full on July 12, 2023 including principal and interest. However, we will cause to issue 25,000 bonus shares to the lender of the surviving company (“PubCo”) when completing the proposed business combination with NMI.

Pursuant to the Amendment No. 1 to the Merger Agreement, Nature’s Miracle lent $40,000 to us on June 8, 2023 in order to pay half of initial monthly extension fee, as required by the term of our Amended and Restated Memorandum and Articles of Association effective on June 9, 2023 (the second “Charter Amendment”). The amount of $40,000 from Nature’s Miracle was deposited into our Trust Account, with the balance of $40,000 for initial monthly extension paid directly from our operating account. The amount of $40,000 does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the repayment will be only from amounts remaining outside of the trust account, if any.

Pursuant to the Amendment No. 1 to the Merger Agreement, Nature’s Miracle shall loan us $40,000 for each subsequent extension, and once Nature’s Miracle has secured a loan for working capital purposes, Nature’s Miracle shall loan us $80,000 for each subsequent extension.

On July 7, 2023, we issued an unsecured promissory note (the “July Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the July Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

On August 10, 2023, we issued an unsecured promissory note (the “August Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the August Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

On September 11, 2023, we issued an unsecured promissory note (the “September Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the September Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

On October 11, 2023, we issued an unsecured promissory note (the “October Note”) in the principal amount of $80,000 to Nature’s Miracle. The Note does not bear interest and matures upon the earlier of (i) the closing of the business combination and (ii) December 11, 2023. In the event that we do not consummate a business combination, the October Note will be repaid only from amounts remaining outside of the trust account, if any. In connection with the note, 2,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

To date, an aggregate principal amount of $360,000 was outstanding and evidenced by these unsecured promissory notes issued to Nature’s Miracle. In connection with the notes, an aggregate of 8,000 shares of Class A common stock of PubCo will be issued to Nature’s Miracle or its designee following the closing of the business combination.

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

Ordinary Shares Subject to Possible Redemption

We account for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, ordinary shares subject to possible redemption are presented at redemption value of approximately $10.837 per share as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

For the nine months ended September 30, 2023 and September 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Engagement agreement with Legal Counsel

We have entered into an engagement agreement with our legal counsel with respect to the proposed business combination. The fee will be based on the number of hours spent. An aggregate of $250,000 will be paid before the closing of the business combination and the balance will be due upon the closing of the business combination. As of September 30, 2023, an aggregate of $250,000 had been accrued into our condensed consolidated financial statements.

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

Engagement Agreement – Fairness Opinion

An aggregate of $90,000 will be paid upon the closing of the business combination, based on an engagement agreement entered into by us and the provider of fairness opinion concerning the terms of the business combination.

Bonus Shares

As of September 30, 2023, we have committed to cause to issue an aggregate of 56,000 bonus shares of PubCo based on the following: (i) 25,000 shares to a third party investor based on the loan agreement entered into on March 10, 2023, and the loan was repaid in full on July 12, 2023; (ii) 12,500 shares to Bill Chen and 12,500 shares to James Li (or 25,000 shares in aggregate) based on the loan agreements entered into on July 11, 2023; (iii) a total of 6,000 shares to Natures Miracle or its designee based on promissory notes issued on July 7, 2023, August 10, 2023 and September 11, 2023, respectively. Since the issuance of the bonus shares is contingent on the consummation of the proposed business combination, and the potential costs of the bonus shares do not qualify as debt discounts or freestanding instruments as of September 30, 2023, they were not booked as expenses and liabilities as of September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

In our Annual Report on Form 10-K file with the SEC on March 30, 2023, we disclosed material weakness in our internal control over financial reporting. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the material weakness had not been remediated as of September 30, 2023, and therefore our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the September 30, 2023. In light of the material weakness identified, we will consider engaging an external SEC Consultant to perform the duties of financial reporting. Management will review the books and records and financial statements prepared by the external consultant. We will also enhance the management review controls for financial reporting. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 and September 30, 2022 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2023).
10.2	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023)
10.3	Convertible Promissory Note, dated August 10, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
10.4

Convertible Promissory Note, dated September 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 11, 2023)

10.5	Promissory Note, dated September 22, 2023.
10.6	Promissory Note, dated October 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakeshore Acquisition II Corp.

Date: November 7, 2023	By:	/s/ Deyin (Bill) Chen
	Name:	Deyin (Bill) Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)